Form 10-Q
period 2018-05-04
Pivotal Software, Inc.
filed 2018-06-14
CIK 1574135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2018

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001-38460

Pivotal Software, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3094578
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

875 Howard Street, Fifth Floor

San Francisco, California 94103

(Address of principal executive offices)

(Zip Code)

(415) 777-4868

(Registrant’s telephone number, including area code)

Unchanged

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒.

There were 257,175,970 shares of common stock outstanding, consisting of 81,661,698 outstanding shares of Class A common stock and 175,514,272 outstanding shares of Class B common stock, as of June 1, 2018.

Pivotal Software, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

Pivotal Software, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	May 4,	February 2,
	2018	2018
Assets
Current assets:
Cash and cash equivalents	$645,466	$73,012
Accounts receivable, less allowance for doubtful accounts of $3,056 and $3,264 as of May 4, 2018 and February 2, 2018, respectively	180,477	210,677
Due from Parent	10,825	31,096
Deferred sales commissions, current	38,080	38,937
Other assets, current	11,787	13,012
Total current assets	886,635	366,734
Property, plant and equipment, net	30,547	31,985
Intangible assets, net	24,930	26,651
Goodwill	696,226	696,226
Deferred income taxes	887	463
Deferred sales commissions, noncurrent	24,550	24,890
Other assets, noncurrent	4,852	6,448
Total assets	$1,668,627	$1,153,397

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$12,565	$17,214
Due to Parent	14,689	15,451
Accrued expenses	43,980	64,251
Income taxes payable	985	1,748
Deferred revenue, current	260,999	260,341
Other liabilities, current	1,236	1,109
Total current liabilities	334,454	360,114
Deferred revenue, noncurrent	76,972	57,126
Deferred income taxes	395	427
Debt, noncurrent	—	20,000
Other liabilities, noncurrent	8,235	7,931
Total liabilities	420,056	445,598
Commitments and contingencies (Note 14)
Redeemable convertible preferred stock	—	1,248,327
Stockholders’ equity (deficit):
Class A common stock	815	43
Class B common stock	1,755	650
Additional paid-in capital	2,414,731	595,113
Accumulated deficit	(1,175,115)	(1,142,600)
Accumulated other comprehensive income	5,715	5,554
Total Pivotal stockholders’ equity (deficit)	1,247,901	(541,240)
Non-controlling interest	670	712
Total stockholders’ equity (deficit)	1,248,571	(540,528)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$1,668,627	$1,153,397

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pivotal Software, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	May 4,	May 5,
	2018	2017
Revenue:
Subscription	$90,121	$53,423
Services	65,614	67,787
Total revenue	155,735	121,210

Cost of revenue:
Subscription	8,129	7,498
Services	51,162	51,535
Total cost of revenue	59,291	59,033

Gross Profit	96,444	62,177
Operating expenses:
Sales and marketing	69,138	52,157
Research and development	44,428	40,018
General and administrative	16,408	18,413
Total operating expenses	129,974	110,588

Loss from operations	(33,530)	(48,411)
Other income, net	309	721
Loss before provision for (benefit from) income taxes	(33,221)	(47,690)
Provision for (benefit from) income taxes	(664)	3,654
Net loss	(32,557)	(51,344)
Less: Net loss (income) attributable to non-controlling interest	42	(202)
Net loss attributable to Pivotal	$(32,515)	$(51,546)

Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.76)

Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	105,569	67,953

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pivotal Software, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended
	May 4,	May 5,
	2018	2017

Net loss	$(32,557)	$(51,344)
Foreign currency translation adjustments	161	(144)
Comprehensive loss	(32,396)	(51,488)
Less: Net loss (income) attributable to the non-controlling interest	42	(202)
Comprehensive loss attributable to Pivotal	$(32,354)	$(51,690)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pivotal Software, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	May 4,	May 5,
	2018	2017
Cash flows from operating activities:
Net loss	$(32,557)	$(51,344)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,755	5,323
Stock-based compensation expense	10,761	6,007
Provision for doubtful accounts	231	—
Deferred income taxes	(469)	331
Gain on sale of investment	(3,234)	—
Other	12	(375)
Changes in assets and liabilities
Accounts receivable	29,886	42,126
Due from Parent	(229)	—
Deferred sales commissions	1,197	2,572
Other assets	1,463	(509)
Accounts payable	(4,531)	1,584
Due to Parent	(1,055)	(6,166)
Deferred revenue	20,664	(13,012)
Accrued expenses	(21,905)	5,641
Other liabilities	(538)	3,373
Net cash provided by (used in) operating activities	4,451	(4,449)

Cash flows from investing activities:
Additions to property, plant and equipment	(1,879)	(5,422)
Proceeds from sale of investment	3,234	—
Net cash provided by (used) in investing activities	1,355	(5,422)

Cash flows from financing activities:
Proceeds from the initial public offering, net of issuance costs paid	547,254	—
Proceeds from the issuance of common stock	6,610	1,790
Contribution from DellEMC	31,977	—
Borrowings on credit facility	15,000	—
Repayments on credit facility	(35,000)	—
Net cash provided by financing activities	565,841	1,790
Effect of exchange rate changes on cash and cash equivalents	807	(314)
Net increase (decrease) in cash and cash equivalents	572,454	(8,395)
Cash and cash equivalents at beginning of period	73,012	133,873
Cash and cash equivalents at end of period	$645,466	$125,478

Supplemental disclosure of non-cash financing
Initial public offering issuance costs unpaid	$2,834	$—
Investment from DellEMC included in Due from Parent	$9,500	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.              Overview and Basis of Presentation

Company and Background

Pivotal Software, Inc. and its consolidated subsidiaries (“Pivotal,” “we,” “us,” “our” and the “Company”) provide a leading cloud-native application platform, Pivotal Cloud Foundry (“PCF”), and differentiated services, Pivotal Labs (“Labs”). Our leading software platform and differentiated services enable enterprises to adopt modern software and development methodologies that transform their products and the economics of their business. We help make software development and operations a strategic advantage for our customers to revolutionize the experiences they offer their own customers, drive new sources of revenue and improve the speed and cost of business operations. We were incorporated in the State of Delaware on April 1, 2013.

Reverse Stock Split

In April 2018, the Company’s board of directors (the “board of directors”) and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation effecting a 1-for-2 reverse stock split of the Company’s issued and outstanding shares of common stock and preferred stock. The reverse split was effected on April 6, 2018. The par values of the common stock and redeemable convertible preferred stock were not adjusted as a result of the reverse stock split. All issued and outstanding share and per share amounts included in the accompanying unaudited condensed consolidated financial statements have been adjusted to reflect this reverse stock split for all periods presented.

Fiscal Years

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. Our 2018 fiscal year (“fiscal 2018”) ended on February 2, 2018 and our 2019 fiscal year (“fiscal 2019”) ends on February 1, 2019.

Initial Public Offering

On April 19, 2018, we commenced an initial public offering (“IPO”), which closed on April 24, 2018.  As part of the IPO, we issued and sold 38,667,000 shares of our newly authorized Class A common stock, which included 5,550,000 shares sold pursuant to the exercise by the underwriters’ option to purchase additional shares at a public offering price of $15.00 per share. We received net proceeds of $548.1 million from the IPO, after underwriters’ discounts and commissions and before deducting offering costs of approximately $3.7 million, of which $2.8 million is accrued as of May 4, 2018. Prior to the completion of the IPO, all shares of Series A and C-1 redeemable convertible preferred stock then outstanding were converted into 110,466,653 shares of Class B common stock on a one-to-one basis and all shares of Series B and C redeemable convertible preferred stock then outstanding were converted into 37,412,396 shares of Class A common stock on a one-to-one basis.

As of May 4, 2018, 81,459,299 shares of the Company’s Class A common stock and 175,514,272 shares of Class B common stock were outstanding. The Class A common stock outstanding includes the shares issued in the IPO.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Pivotal Software, Inc. and its wholly-owned and majority-owned subsidiaries.  The condensed consolidated balance sheet as of February 2, 2018 included herein was derived from the audited financial statements as of that date. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Pivotal’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the periods presented in this report are not necessarily indicative of results to be expected for the full fiscal year 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements pursuant to Rule 424(b) under the Securities Act of 1933 on April 20, 2018 (the “Prospectus”).

Following the acquisition of EMC Corporation by Dell Technologies Inc. (“Dell Technologies”) in September 2016 our majority stockholder became Dell Technologies. DellEMC and VMware, Inc. (“VMware”), which is also a majority-owned subsidiary of Dell Technologies, are collectively referred to as the “Parent” in these notes to the condensed consolidated financial statements. “DellEMC” refers to EMC Corporation, the majority-owned subsidiary of Dell Inc. and the indirect majority-owned subsidiary of Dell Technologies that directly and indirectly holds shares of our Class B common stock, whether before or after its acquisition by Dell Technologies. Our results of operations and financial position are consolidated with Dell Technologies’ financial statements.

Our financial information includes estimates and allocations of certain corporate functions provided to us by DellEMC. These estimates and allocations of costs are considered reasonable by our management. Our historical results are not necessarily indicative of what our results of operations, financial position, cash flows or costs and expenses would have been, or will be in future periods, had we transacted with a third party during the periods presented.

For fiscal 2018 and the fiscal 2019 period prior to the IPO, we did not file separate U.S. tax returns as we were included in the tax grouping of other Dell Technologies entities for U.S. federal tax purposes and for most U.S. state tax jurisdictions. As of the date of the completion of our IPO, April 24, 2018, we no longer qualify for inclusion in the Dell Technologies U.S federal consolidated tax return. Our federal deconsolidation from Dell Technologies reduces the amount of benefit or expense we receive from the tax sharing agreement in prospective periods to the benefit or expense that Dell Technologies realizes from our inclusion in their unitary state returns. See Note 10 and 13 for more information.

2.              Significant Accounting Policies

Consolidation

The condensed consolidated financial statements and accompanying notes are prepared in accordance with GAAP and include our accounts and the accounts of our majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Estimates are revised as additional information becomes available. In the condensed consolidated statements of operations, estimates are used, but are not limited to, when accounting for revenue arrangements, income taxes and the related valuation allowance and the valuation of common stock options. In the condensed consolidated balance sheets, estimates are used in determining the valuation and recoverability of assets, such as accounts receivable, fixed assets, deferred sales commissions, goodwill and other identifiable intangible assets, and estimates are used in determining the reported amounts of liabilities, including the impact of contingencies, all of which also impact the condensed consolidated statements of operations. Actual results could differ from these estimates.

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies described in the Company’s Prospectus.

Recently Adopted Accounting Pronouncements

Statement of Cash Flows—In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force).” The update was issued with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230 and other topics. The adoption of this pronouncement was effective beginning with our fiscal 2019, including interim periods within that fiscal year, and had no effect on our financial position, results of operations or liquidity.

Business Combinations—In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies when transactions should be accounted for as acquisitions (or disposals) of assets or business. The adoption of this pronouncement was effective beginning with our fiscal 2019, including interim periods within that fiscal year, and had no effect on our financial position, results of operations or liquidity.

Compensation—Stock Compensation—In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting.” The update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. The adoption of this pronouncement was effective beginning with our fiscal 2019, including interim periods within that fiscal year, and had no effect on our financial position, results of operations or liquidity.

Recently Issued Accounting Pronouncements

Leases—In February 2016, the Financial Accounting Standards Board (“the FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842),” which requires lessees to recognize most lease liabilities on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The update states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The update is effective for annual and interim periods beginning with our fiscal 2020, and early adoption is permitted. We continue to evaluate the impact of this guidance on our consolidated financial statements and related disclosures, but expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.

Intangibles—Goodwill and Other—In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates Step 2 of the goodwill impairment test, which required us to determine the implied fair value of goodwill by allocating the reporting unit’s fair value to each of its assets and liabilities as if the reporting unit was acquired in a business acquisition. Instead, the updated guidance requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit to its carrying value, and recognizing a non-cash impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. The updated guidance is effective for our annual and interim periods beginning with fiscal 2021, with early adoption permitted, and will be applied on a prospective basis. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

3.              Deferred Sales Commissions

Deferred sales commissions, current and noncurrent, were $62.6 million and $63.8 million as of May 4, 2018 and February 2, 2018, respectively. Amortization expense for these deferred commissions costs was $12.6 million and $11.4 million for the three months ended May 4, 2018 and May 5, 2017, respectively. We defer commissions costs related to acquiring new customers and expanding sales to existing customers over the estimated customer life. We defer commissions costs related to customer renewals over the contract term. There was no impairment loss related to the commissions costs capitalized for the periods presented.

4.              Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	May 4,	February 2,
	2018	2018
Furniture and fixtures	$7,120	$5,961
Equipment	20,992	19,723
Software	5,419	5,423
Leasehold improvements	37,523	37,796
Total property, plant and equipment	71,054	68,903
Accumulated depreciation	(40,507)	(36,918)
Property, plant and equipment, net	$30,547	$31,985

For the three months ended May 4, 2018 and May 5, 2017, depreciation expense was $3.1 million and $2.4 million, respectively.

5.              Intangible Assets

Intangible assets, excluding goodwill, consist of the following (in thousands):

	May 4, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$90,198	$(87,586)	$2,612
Trademarks and tradenames	12,900	(10,618)	2,282
Customer relationships and customer lists	55,800	(35,764)	20,036
Other	2,750	(2,750)	—
Intangible Assets	$161,648	$(136,718)	$24,930

	February 2, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$90,198	$(87,153)	$3,045
Trademarks and tradenames	12,900	(10,291)	2,609
Customer relationships and customer lists	55,800	(34,803)	20,997
Other	2,750	(2,750)	—
Intangible Assets	$161,648	$(134,997)	$26,651

For the three months ended May 4, 2018 and May 5, 2017, amortization expense was $1.7 million and $2.9 million, respectively.

As of May 4, 2018, future expected amortization expense of intangible assets is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2019	$4,983
2020	4,796
2021	2,868
2022	2,181
2023	1,941
Thereafter	8,161

6.              Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	May 4,	February 2,
	2018	2018
Accrued salaries and benefits	$18,669	$30,389
Accrued commissions	5,109	16,619
Other	20,202	17,243
Accrued expenses	$43,980	$64,251

7.              Fair Value of Financial Assets and Liabilities

Our estimate of fair value for financial assets and financial liabilities is based on the framework established in the fair value accounting guidance. The framework is based on the inputs used in valuation, gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. Management determines fair value using the following hierarchy:

•                  Level 1—Quoted prices in active markets for identical assets or liabilities.

•                  Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•                  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our cash and cash equivalents of $645.5 million and $73.0 million as of May 4, 2018 and February 2, 2018, respectively, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Our cash equivalents include money market funds of $530.2 million and $0 as of May 4, 2018 and February 2, 2018, respectively.

8.              Debt

On September 8, 2017, we entered into a credit agreement and related security agreement with Silicon Valley Bank and certain other banks named therein for a senior secured revolving loan facility in an aggregate principal amount not to exceed $100.0 million (the “Revolving Facility”). Borrowings under the Revolving Facility are secured by our tangible assets. Our borrowing capacity under the Revolving Facility is based on subscription revenue. The Revolving Facility has a maturity date of September 8, 2020, unless it is terminated by us or an event of default has occurred prior to such date. The Revolving Facility limits our and our subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends or make other distributions; make acquisitions and other investments; dispose of assets; and engage in transactions with affiliates except on an arms-length basis.

Any borrowings under the Revolving Facility may be drawn, at our option, as Eurodollar or Alternate Base Rate (“ABR”) loans. ABR loans bear interest at a rate equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) 3.00%, in each case plus a margin ranging from 0% to 0.50%. Eurodollar loans bear interest at a rate equal to an adjusted LIBOR rate plus a margin ranging from 3.00% to 3.50%. The margins on outstanding borrowings are determined based on our average daily usage of the Revolving Facility. In addition, we are obligated to pay an unused commitment fee and other fees.

We have the option to repay any borrowings under the Revolving Facility prior to maturity without penalty. The Revolving Facility contains customary representations and warranties and requires us to comply with certain covenants, including financial covenants relating to our operating performance and liquidity. We were in compliance with these financial covenants as of May 4, 2018.

We may also request, subject to certain conditions, increases in the commitments under the Revolving Facility in an aggregate amount of up to $50.0 million on the same maturity, pricing and other terms applicable to the then-existing commitments under the Revolving Facility. There can be no assurance that such increases will be available.

During the three months ended May 4, 2018, we borrowed $15.0 million under the Revolving Facility, which was in addition to the $20.0 million that was already outstanding as of February 2, 2018, and then repaid the total outstanding balance of $35.0 million on the Revolving Facility.  As of May 4, 2018, no amounts were outstanding under the Revolving Facility.

9.              Unearned Revenue and Performance Obligations

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. During the three months ended May 4, 2018 and May 5, 2017 we recognized revenue of $94.0 million and $59.4 million, respectively, which was included in the corresponding deferred revenue balance at the beginning of the reporting periods presented.

We receive payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. We generally bill our customers annually in advance, although for our multi-year contracts, some customers prefer to pay the full multi-year contract amount in advance. Payment terms on invoiced amounts are typically 30 to 90 days. Contract assets include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced; such amounts have been insignificant to date.

Remaining Performance Obligations

The typical contract term for subscription contracts is one to three years, while the contract term for professional services is generally less than twelve months. Our contracts are non-cancelable over the contractual term. As of May 4, 2018, the aggregate amount of the transaction price allocated to billed and unbilled remaining performance obligations for subscriptions and services for which revenue has not yet been recognized was approximately $800 million. We expect to recognize approximately 50% of the transaction price as subscription or services revenue over the next 12 months and the remainder thereafter. As of February 2, 2018, the aggregate amount of the transaction price allocated to billed and unbilled remaining performance obligations for subscriptions and services for which revenue had not yet been recognized was approximately $820 million.

10.       Income Taxes

As a result of the IPO, we are no longer included in the Dell Technologies U.S. federal tax return.  Our federal deferred tax assets and liabilities previously calculated on a separate return basis have been adjusted to reflect only the actual carryforward items which Pivotal has on its separate federal tax return. We continue to present on a separate return basis the deferred tax assets and liabilities for those states where we file unitary returns with the Dell Technologies group. As of February 2, 2018, we had gross federal net operating loss carryforwards of $627.8 million which were removed in April due to the federal deconsolidation from Dell Technologies. A full valuation allowance was recorded against U.S. federal, state and certain foreign deferred tax assets because we determined that it was more likely than not that those deferred tax assets would not be realized. As of May 4, 2018, we have a net deferred tax asset of $0.5 million.

For the three months ended May 4, 2018 and May 5, 2017,  the income tax provision (benefit) was $(0.7) million and $3.7 million, respectively.  Our quarterly provision is primarily due to foreign taxes due in profitable jurisdictions.

11.       Common Stock and Stock-Based Awards

As of May 4, 2018, we had 4,000,000,000 shares of Class A common stock authorized, of which 81,459,299 shares were issued and outstanding, and 500,000,000 shares of Class B common stock authorized, of which 175,514,272 shares were issued and outstanding. Both Class A common stock and Class B common stock have a par value of $0.01 per share. As of May 4, 2018, we had reserved 75,320,097 shares of common stock available for future equity award grants under our equity incentive plans and for future issuance upon exercise of any outstanding stock options and upon vesting of restricted stock units.

Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share.

Stock Options

Stock options generally vest over 48 months as follows: (i) 25% vest 12 months from the date of grant, and (ii) the remaining 75% vest on a monthly basis over the remaining term. The fair value of each stock option granted during fiscal 2019 was estimated on the date of grant using the Black-Scholes option pricing model.

The following table reflects our stock option activity during the three months ended May 4, 2018 (in thousands):

	Number of Shares Subject to Options	Weighted- Average Exercise Price
Options outstanding at February 2, 2018	54,388	$7.82
Granted	2,531	$12.36
Exercised	(1,087)	$6.11
Forfeited	(598)	$9.07
Expired / cancelled	(156)	$7.09
Options outstanding at May 4, 2018	55,078	$8.05

As of May 4, 2018, there was $84.2 million of unrecognized compensation cost related to the unvested options, which is expected to be recognized over the remaining vesting period.

Restricted Stock Units

During the three months ended May 4, 2018, we granted 8,388,643 restricted stock units (“RSUs”) with an aggregate fair value of $125.8 million of which all are outstanding and unvested as of May 4, 2018. RSUs awarded under the 2018 Equity Incentive Plan will generally vest over 48 months as follows: (i) 25% vest approximately one year from the date of grant, and (ii) the remaining 75% vest on a quarterly basis over the remaining term.  The vesting is contingent on the employees’ continued service through such date. RSUs are generally subject to forfeiture if employment terminates prior to the vesting date. We expense the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs on the date of grant, ratably over the period during which the vesting restrictions lapse. For the three months ended May 4, 2018, stock-based compensation expense associated with RSUs was $1.3 million. As of May 4, 2018, there was $124.5 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over the remaining vesting period.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (the “ESPP”) became effective upon our IPO.  The ESPP initially reserves and authorizes the issuance of up to a total of 2,800,000 shares of Class A common stock to participating employees. Eligible employees may elect to participate in the ESPP in accordance with the enrollment procedures, upon which the employee authorizes payroll deductions from his or her paycheck on each payroll date during the offering period in an amount equal to at least 1% of his or her compensation, but not more than the contribution limit. The contribution limit for each offering period is the lesser of (i) 15% of an eligible employee’s compensation for the offering period or (ii) $7,500. Except for the initial offering period, the ESPP provides for 6-month offering periods commencing on January 11 or July 11 and ending on July 10 or January 10 of each year. The initial offering period under the ESPP commenced on April 20, 2018 and will end on January 10, 2019. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. For the three months ended May 4, 2018, stock-based compensation expense associated with the ESPP was $0.2 million. As of May 4, 2018, there was $2.9 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over the remaining term of the initial offering period.

Stock-Based Compensation Expense

The following table summarizes the components of total equity stock-based compensation expense included in our condensed consolidated financial statements for each of the periods presented (in thousands). The expense related to awards previously granted by DellEMC and VMware to certain of our employees was $0.2 million and $0.1 million for the three months ended May 4, 2018 and May 5, 2017, respectively.

	Three Months Ended
	May 4,	May 5,
	2018	2017
Cost of revenue - subscription	$227	$93
Cost of revenue - services	2,289	1,319
Sales and marketing	3,571	1,655
Research and development	2,865	1,712
General and administrative	1,809	1,228
Total stock-based compensation expense	$10,761	$6,007

12.       Net Loss per Share

Basic loss per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net loss attributable to common stockholders by the weighted-average shares outstanding during the period.

The following table sets forth basic and diluted earnings (loss) per share for each of the periods presented (in thousands, except per share amounts):

	Three Months Ended
	May 4,	May 5,
	2018	2017

Numerator:
Net loss attributable to common stockholders	$(32,515)	$(51,546)

Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	105,569	67,953

Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.76)

Since we were in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	May 4,	May 5,
	2018	2017
Shares subject to outstanding common stock options	55,078	40,021
Conversion of convertible preferred stock	—	147,879
Unvested RSUs issued and outstanding	8,388	—
Shares committed under the ESPP	801	—
Total	64,267	187,900

13.       Related Party Transactions

DellEMC and VMware Agency Arrangements

Dell, including DellEMC and VMware, are our customers. Since our formation, we have also entered into agency arrangements with DellEMC and VMware that enable our sales team to sell our subscriptions and services leveraging the DellEMC and VMware enterprise relationships and end customer contracts. These transactions result in DellEMC or VMware invoicing customers and collecting on our behalf. In exchange, we pay an agency fee, which is based on a percentage of the invoiced contract amounts, for their services. Such percentage ranged from 1.5% to 5% for both the three months ended May 4, 2018 and the three months ended May 5, 2017.

In aggregate, we paid DellEMC and VMware $3.6 million and $1.3 million for the three months ended May 4, 2018 and  May 5, 2017, respectively,  which was deferred and amortized to sales and marketing expense over the term of the underlying customer arrangements.

Sales of our Products and Services to DellEMC and VMware

From time to time, we have sold our software products and professional, software support and other services to DellEMC and VMware for their internal use. Revenue recognized for sales of our products and services to DellEMC was $3.6 million and $2.3 million for the three months ended May 4, 2018 and May 5, 2017, respectively. Revenue recognized for sales of our products and services to VMware was $0.5 million and $0.9 million for the three months ended May 4, 2018 and May 5, 2017, respectively.

DellEMC and VMware Transition Services and Employee Matters Agreements

We and DellEMC engage in several ongoing related party transactions which resulted in costs to us. DellEMC acts as a paying agent for certain of our expenses including payments to vendors and other expenses such as payroll.

Pursuant to ongoing shared services and employee matters agreements, we are charged by DellEMC for certain management and administrative services, including routine management, administration, finance and accounting based upon estimates and allocations. Additionally, in certain geographic regions where we do not have an established legal entity, we contract with DellEMC subsidiaries for support services. We are charged for overhead items such as facilities and IT systems for our employees that work from DellEMC office locations. The costs incurred by DellEMC on our behalf related to these employees are charged to us with a markup. These costs are included as expenses in our consolidated statements of operations and primarily include salaries, benefits, travel and rent.

These expenses are charged to us on the basis of direct usage when identifiable, with the remainder charged primarily on the basis of headcount or other measures. Management believes the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented.

Charges received from DellEMC for the three months ended May 4, 2018 and May 5, 2017 were $8.5 million and $33.8 million, respectively.

Dell Technologies Tax Sharing Agreement

Pursuant to a tax sharing agreement Pivotal has historically received payments from Dell Technologies for the tax benefits derived from the inclusion of our losses in certain Dell Technologies U.S federal and state group returns.  As of a result of stock issued during our IPO Pivotal no longer qualifies for inclusion in the Dell Technologies U.S federal consolidated tax return.  This reduces the amount of benefit or expense we receive from the tax sharing agreement in prospective periods to the benefit or expense that Dell Technologies realizes from our inclusion in their unitary state returns.

As of May 4, 2018, our condensed consolidated balance sheet included $9.5 million of a tax sharing receivable recorded within the due from Parent and additional paid in capital financial statement lines primarily related to our federal taxable loss for the three months ended May 4, 2018.

Other Related Party Transactions

Certain of our directors are executives of companies that are our customers.

Revenue recognized from sales of subscriptions and services to General Electric Company was $3.0 million and $3.0 million for the three months ended May 4, 2018 and May 5, 2017, respectively.

Revenue recognized from sales of subscriptions and services to Ford Motor Company was $3.6 million and $10.8 million for the three months ended May 4, 2018 and May 5, 2017, respectively.

We had outstanding accounts receivable balances from General Electric Company of $1.7 million and $4.2 million as of May 4, 2018 and February 2, 2018, respectively.

We had outstanding accounts receivable balances from Ford Motor Company of $2.8 million and $3.2 million as of May 4, 2018 and February 2, 2018, respectively.

14.       Commitments and Contingencies

Leases

We lease office and equipment under various non-cancelable operating leases, which generally contain renewal options, free rent periods and escalation clauses.

Minimum commitments under non-cancelable operating lease agreements, net of sublease income, as of May 4, 2018 are as follows (in thousands):

Amount
Fiscal 2019 (remaining 9 months)	$17,774
Fiscal 2020 - Fiscal 2021	40,975
Fiscal 2022 - Fiscal 2023	36,287
Thereafter	59,796
Total minimum lease payments	$154,832

Litigation

From time to time, we are involved in legal proceedings and subject to claims arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the resolution of these ordinary course matters will not have a material adverse effect on our business, operating results, financial condition or cash flows. Even if any particular litigation is not resolved in a manner that is adverse to our interests, such litigation can have a negative impact on us because of defense and settlement costs, diversion of management resources from our business and other factors.

Warranties and Indemnification

Our software is generally warranted to perform substantially in accordance with the subscription agreement. Our contracts generally include provisions for indemnifying customers against liabilities if our services infringe or misappropriate a third party’s intellectual property rights. Costs and liabilities incurred as a result of warranties and indemnification obligations were not material during the periods presented and no liability has been recognized relating to these obligations.

15.       Segment and Geographic Information

The following table summarizes revenue by geography based on the sold-to location of our customers that purchase subscriptions and services (in thousands):

	Three Months Ended
	May 4, 2018		May 5, 2017
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$119,656	77%	$92,834	77%
International	36,079	23%	28,376	23%
Total	$155,735	100%	$121,210	100%

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “seek,” “plan,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied by the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activities, performance, or achievements. We are under no duty to update any of these forward-looking statements after the date of this report or to conform these statements to actual results or revised expectations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements filed on April 20, 2018 pursuant to Rule 424(b) under the Securities Act of 1933 (the “Prospectus”). The following discussion and analysis contains forward-looking statements that involve risks and uncertainties; our future results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and in our Prospectus. Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31.

Overview

We provide a leading cloud-native platform that makes software development and IT operations a strategic advantage for our customers.

Our cloud-native platform, Pivotal Cloud Foundry (“PCF”), accelerates and streamlines software development by reducing the complexity of building, deploying and operating new cloud-native applications and modernizing legacy applications. This enables our customers’ development and IT operations teams to spend more time writing code, waste less time on mundane tasks and focus on activities that drive business value — building and deploying great software.

PCF customers can accelerate their adoption of a modern software development process and their business success using our platform through our complementary strategic services, Pivotal Labs (“Labs”). Enterprises across industries have adopted our platform to build, deploy and operate software, including enterprises in the automotive and transportation, industrial and business services, financial services, healthcare and insurance, technology and media, consumer and communications and government sectors.

Our offering, which includes PCF and Labs, enables organizations to build cloud-native software and compete in today’s business environment.

•                            PCF accelerates and streamlines software development by reducing the complexity of building, deploying and operating modern applications. PCF integrates an expansive set of critical, modern software technologies to provide a turnkey cloud-native platform. PCF combines leading open-source software with our robust proprietary software to meet the exacting enterprise-grade requirements of large organizations, including the ability to operate and manage software across private and public cloud environments, such as Amazon Web Services, Microsoft Azure, Google Cloud Platform, VMware vSphere and OpenStack. PCF is sold on a subscription basis.

•                            Labs software development experts deliver strategic services that transfer the expertise for enterprises to accelerate their cloud-native transformation by implementing modern agile development practices. With Labs, we help customers co-develop new applications and transform existing ones while accelerating software development, streamlining IT operations and ultimately driving self-sustaining business transformation.

We generate a substantial and increasing portion of our revenue from the sale of PCF subscriptions. We generate subscription revenue primarily from the sale of time-based subscriptions. Subscriptions are offered typically for one- to three-year terms, and we recognize revenue from our subscriptions ratably over the subscriptions’ term. We expect that over time subscription revenue will become a larger percentage of our total revenue as customers continue to adopt and expand their PCF subscriptions and as our systems integrator (“SI”) partner relationships ramp to directly deliver Labs-like services to our customers.

We offer strategic services including Labs, implementation and other services. Labs involves co-development and application transformation services. We offer implementation services to enable our customers to configure, deploy, test, launch and operate PCF. Part of our strategy to scale our subscription revenue is to rely, in part, on SI partners to deliver co-development, application transformation and implementation services to our customers. We intend to grow our services revenue at a slower rate than our subscription revenue as customers are enabled on our platform and increasingly use our partner ecosystem for their services needs. Our strategic services are typically priced on a time and materials basis with revenue recognized upon the delivery of the services.

We remain focused on attracting new subscription customers, retaining our customers and expanding their usage of our platform, and leveraging strategic services, delivered by us and our partners, to accelerate our customers’ pace of innovation and use of PCF.  This focus has resulted in rapid growth of our subscription revenue and significant total revenue growth in recent periods.

To realize this rapid growth, we have made and expect to continue to make substantial investments across our business. Specifically, we have increased our total employee base over time, and we intend to continue to invest in our business to take advantage of our market opportunity and to expand our sales capacity and further improve sales productivity to drive additional revenue and support the growth of our global customer base. Additionally, we continue to invest in the development and expansion of our partner ecosystem to supplement our sales and services resources and increase our reach in our target markets. We also expect to continue to make significant investments in research and development to expand our product and engineering teams to further develop our platform. We expect to incur increased general and administrative expenses to support our growth and operations as a public company.

Key Metrics

We regularly review the following key metrics to measure performance, identify trends, formulate financial projections and help us monitor our business. While we believe that these metrics are useful in evaluating our business, other companies may not use similar metrics or may not calculate similarly-titled metrics in a consistent manner.

	May 4, 2018	February 2, 2018	May 5, 2017
Subscription customers	339	319	282
Dollar-based net expansion	156%	158%	164%

Subscription Customers

We believe that the number of our subscription customers is an important indicator of the growth of our business, our increased customer footprint and the market acceptance of our platform. We define the number of subscription customers as the organizations that have a subscription contract for our software resulting in at least $50,000 of annual revenue in that period. While we may enter into subscription agreements with multiple parties inside a larger organization, we count a customer as an addition to our subscription customers only if it represents a unique global ultimate parent. In the case of the U.S. government, we count U.S. government departments and major agencies as unique subscription customers. We view our total number of subscription customers as reflective of the number of sources of revenue to us and our growth and potential for future growth.

We had 339, 319 and 282 subscription customers as of May 4, 2018, February 2, 2018 and May 5, 2017, respectively. With the launch of PCF v2.0, including the release of PKS, we expect growth in new customers to continue as we increase our focus on adding new customers. Our total number of subscription customers and the net additions in any period may continue to fluctuate as a result of several factors, including the focus of our sales force, customer satisfaction with the functionality, features, performance or pricing of our offering, consolidation of our customer base and other factors, a number of which are beyond our control.

Dollar-Based Net Expansion Rate

We believe that the dollar-based net expansion rate is an important measure of our business because it is an indicator of our subscription customers’ expanded use of and demand for our platform and our ability to grow revenue and profitability. Our dollar-based net expansion rate compares our subscription revenue from a common group of customers across comparable periods. We calculate our dollar-based net expansion rate for all periods on a trailing four-quarter basis. To do so, we calculate our dollar-based net expansion rate as of each quarter end by starting with the subscription revenue from customers as of the prior year’s same quarter (the “Prior Period Subscription Revenue”). We then calculate subscription revenue from these same customers as of the current quarter end (the “Current Period Subscription Revenue”). Finally, to assess net expansion level for common groups of customers over time, we divide the aggregate Current Period Subscription Revenue for the trailing four quarters by the aggregate Prior Period Subscription Revenue for the trailing four quarters resulting in our dollar-based expansion rate.

We expect our dollar-based net expansion rate to remain a significant indicator of our business momentum and results of operations as existing customers realize the benefits of our software and expand their PCF subscriptions. Our dollar-based net expansion rate has fluctuated and we expect it to continue to fluctuate and decline over time as we scale our business and as a result of several factors, including the size of the transactions, the timing and terms of the deals and our customers’ satisfaction with our offering. Our dollar-based net expansion rate was approximately 156% for the three months ended May 4, 2018, 158% for the three months ended February 2, 2018 and 164% for the three months ended May 5, 2017.

Components of Results of Operations

Revenue

Subscription

Subscription revenue is primarily derived from sales of PCF subscriptions. Our customers subscribe to use our software platform for a variety of workloads, such as applications, containers or other microservices. Subscriptions are offered typically for one- to three-year terms, and we recognize revenue from our subscriptions ratably over the subscriptions’ term. We generally bill our customers annually in advance, although for our multi-year contracts, some customers pay the full contract amount in advance.

To a lesser extent, we generate revenue from certain historical software products sold on a perpetual license basis. Perpetual license revenue represented less than 2% of our total revenue for both the three months ended May 4, 2018 and May 5, 2017. We expect the percentage of perpetual license revenue to continue to decline as a percentage of total revenue. We generally recognize revenue from our perpetual licenses upon delivery, assuming all the other revenue recognition criteria are satisfied.

Services

Services revenue is primarily derived from Labs, as well as implementation and other professional services. To a decreasing extent, services revenue also includes revenue from maintenance and support associated with the perpetual licenses described above. Our services revenue may continue to fluctuate; any services revenue growth is expected to be modest both in absolute dollars and relative to subscription revenue.

Cost of Revenue

Subscription

Cost of subscription revenue consists primarily of personnel and related costs, consisting of salaries, benefits, bonuses and stock-based compensation (“personnel costs”) directly associated with our customer support and allocated overhead costs. Additionally, cost of subscription revenue includes intangible asset and other asset amortization expense and certain third-party expenses such as cloud infrastructure costs and software and support fees. We expect our cost of subscription revenue to increase in absolute dollar amounts as we invest in our business.

Services

Cost of services revenue consists primarily of personnel costs directly associated with delivery of Labs, implementation and other professional services, costs of third-party contractors and allocated overhead costs. We expect our cost of services revenue to increase in absolute dollar amounts as we invest in our business.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs including commissions. Other sales and marketing costs include travel and entertainment, promotional events (such as our SpringOne Platform Conference) and allocated overhead costs. We expect our sales and marketing expenses will increase in absolute dollar amounts as we hire additional sales and marketing personnel, increase our marketing activities and build brand awareness.

Research and Development

Research and development expenses consist primarily of personnel costs, cloud infrastructure costs related to our research and development efforts and allocated overhead costs. We expect our research and development expenses will increase in absolute dollar amounts as we expand our research and development team to develop new products and product enhancements.

General and Administrative

General and administrative expenses consist primarily of personnel costs and allocated overhead costs for our administrative, legal, information technology, human resources, finance and accounting employees and executives. Our general and administrative expenses also include professional fees, audit fees, tax services and legal fees, as well as insurance and other corporate expenses. We expect our general and administrative expenses will increase in absolute dollar amounts as we scale our general and administrative function to support the growth of our business. We also anticipate that we will incur additional costs for employees and third-party consulting services as we transition to  and operate as a public company.

Other Income, Net

Other income, net consists of gains and losses from transactions denominated in a currency other than the functional currency, net interest earned on our cash and cash equivalents and other non-operating gains or losses.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes consists primarily of income taxes related to foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal, state and certain foreign deferred tax assets as we have concluded that it is more likely than not that those deferred assets will not be utilized.

Results of Operations (dollars in thousands)

	Three Months Ended
	May 4, 2018	May 5, 2017

Revenue:
Subscription	$90,121	$53,423
Services	65,614	67,787
Total revenue	155,735	121,210
Cost of revenue:
Subscription	8,129	7,498
Services	51,162	51,535
Total cost of revenue	59,291	59,033
Gross profit	96,444	62,177
Operating expenses:
Sales and marketing	69,138	52,157
Research and development	44,428	40,018
General and administrative	16,408	18,413
Total operating expenses	129,974	110,588
Loss from operations	(33,530)	(48,411)
Other income, net	309	721
Loss before provision for (benefit from) income taxes	(33,221)	(47,690)
Provision for (benefit from) income taxes	(664)	3,654
Net loss	(32,557)	(51,344)
Less: Net loss (income) attributable to non-controlling interest	42	(202)
Net loss attributable to Pivotal	$(32,515)	$(51,546)

The following table sets forth our results of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended
	May 4, 2018	May 5, 2017
Revenue:
Subscription	58%	44%
Services	42	56
Total revenue	100	100
Cost of revenue:
Subscription	5	6
Services	33	43
Total cost of revenue	38	49
Gross profit	62	51
Operating expenses:
Sales and marketing	44	43
Research and development	29	33
General and administrative	11	15
Total operating expenses	84	91
Loss from operations	(22)	(40)
Other income, net	1	1
Loss before provision for (benefit from) for income taxes	(21)	(39)
Provision for (benefit from) income taxes	0	3
Net loss	(21)	(42)
Less: Net loss (income) attributable to non-controlling interest	0	(1)
Net loss attributable to Pivotal	(21)%	(43)%

Comparison of the three months ended May 4, 2018 and May 5, 2017

Revenue

	Three Months Ended
	May 4, 2018	May 5, 2017
	Amount	Amount	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$90,121	$53,423	$36,698	69%
Services	65,614	67,787	(2,173)	(3)%
Total revenue	$155,735	$121,210	$34,525	28%

Total revenue increased by $34.5 million, or 28%, to $155.7 million during the three months ended May 4, 2018 from $121.2 million during the three months ended May 5, 2017. Subscription revenue increased by $36.7 million, or 69%, to $90.1 million during the three months ended May 4, 2018 from $53.4 million during the three months ended May 5, 2017. The increase in subscription revenue was primarily due to increased sales to existing customers and the remaining increase was due to sales to new customers. Services revenue decreased by $2.2 million, or 3%, to $65.6 million during the three months ended May 4, 2018 from $67.8 million during the three months ended May 5, 2017. The decrease in services revenue primarily reflects the decline of maintenance and support contracts associated with certain historical software products sold on a perpetual license basis. Revenue from maintenance and support contracts associated with historical software products sold on a perpetual license basis represented less than 2% and less than 5% of total revenue in the three months ended May 4, 2018 and May 5, 2017, respectively, and is expected to represent a decreasing amount of revenue in future periods.

Cost of Revenue

	Three Months Ended
	May 4, 2018	May 5, 2017
	Amount	Amount	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$8,129	$7,498	$631	8%
Services	51,162	51,535	(373)	(1)%
Total cost of revenue	$59,291	$59,033	$258	0%
Gross margin:
Subscription	91%	86%
Services	22%	24%
Total gross margin	62%	51%

Total cost of revenue remained relatively flat, increasing by $0.3 million to $59.3 million during the three months ended May 4, 2018 from $59.0 million during the three months ended May 5, 2017. Cost of subscription revenue increased by $0.6 million, or 8%, to $8.1 million during the three months ended May 4, 2018 from $7.5 million during the three months ended May 5, 2017. The increase in cost of subscription was primarily due to an increase in support personnel costs related to the increase in subscription customers. The cost of services revenue remained relatively flat, decreasing by $0.4 million, to $51.2 million during the three months ended May 4, 2018 from $51.5 million during the three months ended May 5, 2017.

Subscription gross margin increased to 91% during the three months ended May 4, 2018 from 86% during the three months ended May 5, 2017 due to economies of scale as our subscription revenue increased.

Services gross margin decreased to 22% during the three months ended May 4, 2018 from 24% during the three months ended May 5, 2017 due primarily to the decline of maintenance and support contracts associated with certain historical software products sold on a perpetual license basis and an increase in personnel costs.

Operating Expenses

Sales and Marketing

	Three Months Ended
	May 4, 2018	May 5, 2017
	Amount	Amount	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$69,138	$52,157	$16,981	33%
Percentage of revenue	44%	43%

Sales and marketing expense increased by $17.0 million, or 33%, to $69.1 million during the three months ended May 4, 2018 from $52.2 million in during the three months ended May 5, 2017. The increase in sales and marketing expense was primarily due to an increase of $15.4 million in personnel costs and commissions.

Research and Development

	Three Months Ended
	May 4, 2018	May 5, 2017
	Amount	Amount	$ Change	% Change
	(dollars in thousands)
Research and development	$44,428	$40,018	$4,410	11%
Percentage of revenue	29%	33%

Research and development expense increased by $4.4 million, or 11%, to $44.4 million during the three months ended May 4, 2018 from $40.0 million during the three months ended May 5, 2017. The increase in research and development expense was primarily due to an increase of $6.2 million in personnel costs offset by a decrease of $1.8 million in cloud infrastructure costs.

General and Administrative

	Three Months Ended
	May 4, 2018	May 5, 2017
	Amount	Amount	$ Change	% Change
	(dollars in thousands)
General and administrative	$16,408	$18,413	$(2,005)	(11)%
Percentage of revenue	11%	15%

General and administrative expense decreased by $2.0 million, or 11%, to $16.4 million during the three months ended May 4, 2018 from $18.4 million during the three months ended May 5, 2017. The decrease in general and administrative expense was associated with lower infrastructure, third party and systems implementation expenses.

Other Income, Net

	Three Months Ended
	May 4, 2018	May 5, 2017
	Amount	Amount	$ Change	% Change
	(dollars in thousands)
Other income, net	$309	$721	$(412)	(57)%

Other income, net decreased by $0.4 million, or 57%, to $0.3 million for the three months ended May 4, 2018 from $0.7 million for the three months ended May 5, 2017. Other income generated for the three months ended May 4, 2018 was primarily due to a gain on sale of an investment of approximately $3.2 million, partially offset by foreign currency losses in our foreign operations. Other income generated for the three months ended May 5, 2017 was primarily due to foreign currency gains in our foreign operations.

Provision for (Benefit from)  Income Taxes

	Three Months Ended
	May 4, 2018	May 5, 2017
	Amount	Amount	$ Change	% Change
	(dollars in thousands)
Provision for (benefit from) income taxes	$(664)	$3,654	$(4,318)	(118)%

As a result of the stock issued in our IPO, we will no longer be included in the Dell Technologies consolidated U.S. federal return and will file a separate U.S. federal return on a go-forward basis.  The federal deferred tax assets and liabilities previously calculated on a separate return basis have been adjusted to reflect only the actual carryforward items which Pivotal will have on its separate federal tax return.  There was no impact on our provision for income taxes due to a corresponding reduction in the related valuation allowance.

Our provision for (benefit from) income taxes for the three months ended May 4, 2018 and May 5, 2017 was $(0.7) million and $3.7 million, respectively.  Our quarterly provision is primarily driven by foreign taxes due in profitable jurisdictions and fluctuates due to variability in our services profitability in total and among the tax jurisdictions in which we operate.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we believe the following non-GAAP information is useful in evaluating our operating results. We use the following non-GAAP financial information, collectively, to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information may be helpful to investors because it provides consistency and comparability with past financial performance, and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only, and should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the GAAP financial measures together with such reconciliations.

Non-GAAP Gross Profit and Non-GAAP Gross Margin

We define non-GAAP gross profit and non-GAAP gross margin as GAAP gross profit and GAAP gross margin, adjusted for stock-based compensation expense and amortization of acquired intangibles.

	Three Months Ended
	May 4, 2018	May 5, 2017
	(dollars in thousands)

Gross profit	$96,444	$62,177
Add:
Stock-based compensation expense included in cost of revenue	2,516	1,413
Amortization of acquired intangibles included in cost of revenue	432	1,300
Non-GAAP gross profit	$99,392	$64,890

Gross margin	62%	51%
Non-GAAP gross margin	64%	54%

Non-GAAP Operating Loss

We define non-GAAP operating loss and non-GAAP operating margin as GAAP operating profit and GAAP operating margin, adjusted for stock-based compensation expense and amortization of acquired intangibles.

	Three Months Ended
	May 4, 2018	May 5, 2017
	(dollars in thousands)

Operating loss	$(33,530)	$(48,411)
Add:
Stock-based compensation expense	10,761	6,007
Amortization of acquired intangibles	1,721	2,889
Non-GAAP operating loss	$(21,048)	$(39,515)

Liquidity and Capital Resources

Overview

To date, our principal sources of liquidity have been the net proceeds we received through the sale of our common stock in our IPO, private sales of equity securities, payments received from customers using our platform and services and borrowings under our line of credit. In April 2018, upon completion of our IPO, we received aggregate proceeds of $547.3 million, net of underwriters’ discounts and commissions and offering costs paid.  As of May 4, 2018, we had cash and cash equivalents totaling $645.5 million, which we intend to use for working capital, operating expenses, and capital expenditures. We may also use a portion of this to acquire complementary businesses, products, services, or technologies. Our cash equivalents are comprised primarily of money market funds. We believe that our existing cash, cash equivalents, and investments will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, billing terms of our subscription contracts, timing of collection of accounts receivable, the rate of expansion of our workforce, the timing and extent of our expansion into new markets, the timing of introductions of new functionality and enhancements to our platform and the continuing market acceptance of our platform, as well as general economic and market conditions. We may need to raise additional capital or incur indebtedness to continue to fund our operations in the future or to fund our needs for other strategic initiatives, such as acquisitions.

In September 2017, we entered into a credit agreement and a related security agreement with Silicon Valley Bank, as administrative agent, and other banks named therein that provide for a senior secured revolving credit facility in an aggregate principal amount not to exceed $100.0 million (the “Revolving Facility”). We may also request from time to time, subject to certain conditions, increases in the commitments under the Revolving Facility in an aggregate amount of up to $50.0 million on the same maturity, pricing and other terms applicable to the then-existing commitments under the Revolving Facility. There can be no assurance that such increases will be available. Borrowings under the Revolving Facility are secured by our tangible assets. Our borrowing capacity under the Revolving Facility is based on our subscription revenue. The Revolving Facility has a maturity date of September 8, 2020. We had no amounts outstanding under the Revolving Facility as of May 4, 2018.

Cash Flows

	Three Months Ended
	May 4, 2018	May 5, 2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$4,451	$(4,449)
Investing activities	$1,355	$(5,422)
Financing activities	$565,841	$1,790

Operating Activities.

During the three months ended May 4, 2018, cash provided by operating activities was $4.5 million primarily due to our net loss of $32.6 million, adjusted for non-cash charges of $12.1 million and net cash inflows of $25.0 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation and depreciation and amortization of property and equipment and intangible assets. The primary drivers of the changes in operating assets and liabilities related to a $29.9 million decrease in accounts receivable and a $20.7 million increase in deferred revenue, partially offset by a decrease of $21.9 million in accrued expenses.

During the three months ended May 5, 2017, cash used in operating activities was $4.4 million primarily due to our net loss of $51.3 million, adjusted for non-cash charges of $11.3 million and net cash inflows of $35.6 million provided by changes in our operating assets and liabilities. Changes in operating assets and liabilities were primarily attributable to a $42.1 million decrease in accounts receivable partially offset by a decrease in deferred revenue of $13.0 million.

Investing Activities.

For the three months ended May 4, 2018 cash provided by investing activities was $1.4 million, up from cash used in investing activities of $5.4 million for the three months ended May 5, 2017. Our investing activities for the three months ended May 4, 2018 were attributable to the sale of an investment partially offset by purchases of property, plant and equipment. Our investing activities for the three months ended May 5, 2017 were attributable were attributable to purchases of property, plant and equipment.

Financing Activities.

Cash provided by financing activities during the three months ended May 4, 2018 of $565.8 million was primarily attributable to proceeds from the completion of our IPO of $547.3 million, net of underwriters’ discounts and commissions, and issuance costs. Additionally, we received $32.0 million in cash from DellEMC representing the final federal tax sharing payments for fiscal 2018 and we received proceeds from the exercise of stock options of $6.6 million.  These inflows were partially offset by repayments of the Revolving Facility of $20.0 million which is net of additional borrowings in the quarter.

Cash provided by financing activities during the three months ended May 5, 2017 was attributable to proceeds from the issuance of common stock through the exercises of stock options.

Commitments and Contractual Obligations

During the three months ended May 4, 2018, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in our Prospectus. See Note 14, Commitments and Contingencies, in our notes to unaudited condensed consolidated financial statements included in Part I, item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of May 4, 2018, we were not subject to any obligations pursuant to any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates disclosed in the Prospectus.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the ordinary course of business.

Credit and interest rate risk

The fair values of our cash and cash equivalents are exposed to counterparty credit risk. Accordingly, while we periodically review our portfolio in an effort to mitigate counterparty risk, the principal values of our cash and cash equivalents could suffer a loss of value. Any future borrowings incurred under the credit agreement would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence. A 10% increase or decrease in interest rates would not have a material effect on our interest expense.

Concentration risk

As of May 4, 2018, one customer represented 20% of our accounts receivable balance. On February 2, 2018, no individual customer represented 10% or more of accounts receivable.

DellEMC and VMware invoice our customers and collect invoiced amounts on our behalf. As of May 4, 2018  and February 2, 2018, $80.2 million and $83.3 million invoiced on our behalf by DellEMC and VMware was recorded in accounts receivable, respectively.

Foreign currency risk

Although 23% of our total revenue for the three months ended May 4, 2018 was derived from sales outside the United States, the majority of such revenue is from sales transactions that are denominated in U.S. dollars. For transactions denominated in a currency other than the functional currency, we are exposed to risks of foreign currency fluctuation and are subject to transaction gains and losses, which are recorded as other income, net in the condensed consolidated statements of operations.

Our results of operations and cash flows have been and will continue to be subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. Dollar and the British Pound, the Euro and the Canadian Dollar, the currencies of countries where we currently have our most significant international operations.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief  Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The material set forth in Note 14 (pertaining to information regarding legal contingencies) of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the following risks, together with all of the other information contained in our condensed consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Any of the following risks could have an adverse effect on our business, results of operations, financial condition and prospects, and could cause the trading price of our Class A common stock to decline, which would cause you to lose all or part of your investment. Our business, results of operations, financial condition, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risks Related to Our Business and Industry

We have a limited operating history as an independent company, which makes it difficult to evaluate our prospects and increases the risk of your investment.

We have a limited operating history as an independent company and are scaling quickly, which makes it difficult to evaluate our business and prospects, including our ability to plan for and model future growth. As a relatively early stage company, we have encountered and will continue to encounter risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, including the risks described here. If we do not plan appropriately or do not address these risks successfully, our business and prospects will be adversely affected, and the market price of our Class A common stock could decline.

We have incurred substantial losses and may not be able to generate sufficient revenue to achieve and sustain profitability.

We have incurred net losses in each year since we were formed, including net losses of $163.5 million and  $232.9 million for fiscal 2018 and fiscal 2017, respectively. As of May 4, 2018, we had an accumulated deficit of $1,175.1 million and our net cash used in operating activities was $116.5 million in fiscal 2018. We may not achieve sufficient revenue to attain and maintain profitability. We expect our operating expenses to increase significantly in the future as we hire additional sales, research and development and other employees across functions, increase or make strategic investments, scale relationships with ecosystem partners and open new offices. In addition, we expect to incur significant additional legal, accounting and other expenses related to being a public company. As a result of these increased expenses, we will have to generate and sustain increased revenue in order to become profitable in future periods. Because some of the markets for our offering are rapidly evolving and are not mature, it is difficult for us to predict our future results of operations. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability. Any failure by us to achieve, sustain or increase profitability or generate positive cash flow from operations on a consistent basis could cause the value of our Class A common stock to decline.

Our future success depends in large part on the growth of our target markets. Even if our target markets grow as expected, our ability to further penetrate these markets is uncertain.

Our ability to increase sales of PCF and Labs depends on growth in our target markets, which include the markets for cloud application infrastructure, Platform-as-service (“PaaS”) and application infrastructure, middleware and development solutions. Our expectations regarding the potential for future growth in the markets for these types of offerings, and the third-party growth estimates for these markets, are subject to uncertainty. In particular, even if there is increased enterprise adoption of public cloud strategies, we cannot assure you that enterprise demand for multi-cloud solutions like ours will grow commensurately. If market demand does not grow as expected, our business and prospects may be adversely affected.

Even if these markets grow as expected, we cannot be sure that our business will grow at a similar rate, or at all. Our experience in the markets and our experience selling PCF are relatively limited, and PCF has been commercially available for a limited period of time. We began selling PCF in fiscal 2014 and frequently update its features and functionality. Our ability to increase sales of PCF and our other offerings is affected by a number of factors beyond our control, including market acceptance of our offerings by existing customers and potential new customers, the extension of our offerings to new use cases and workloads, changing open-source platform technologies and standards and the timing of development and release of new products, capabilities and functionality by our competitors and by us. In addition, while we seek to expand the use of PCF through our Labs projects, we cannot assure you that we will be successful or that PCF and Labs as a complementary offering will produce the benefits that we expect. In addition, we cannot assure you that our offerings and future enhancements to our offerings will be able to address future advances in technology or requirements of existing customers or potential new customers. If we are unable to meet customer demands, to leverage the strengths of PCF and Labs as a complementary offering or to achieve more widespread market acceptance of our offerings, our business, results of operations, financial condition and growth prospects will be adversely affected.

Our future growth is largely dependent on PCF and platform-related services, and challenges in market acceptance, adoption and growth of PCF could harm our business, results of operations and prospects.

We expect that we will depend on PCF and platform-related services, which include all of our Labs services and most of our implementation services, to generate the vast majority of our future revenue, as revenue from PCF and platform-related services has represented a substantial majority and an increasing portion of our total revenue from fiscal 2017 to fiscal 2018. As a result, our operating results could suffer due to:

•    declines in demand for PCF;

•    failure of PCF to achieve continued market acceptance;

•    the market for cloud-native software not continuing to grow, or growing more slowly than we expect;

•    introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, PCF;

•    technological innovations or new open-source standards that PCF does not address or that favor competitors;

•    sensitivity to current or future prices offered by us or competing solutions; and

•    our inability to release enhanced versions of PCF on a timely basis.

If the market for PCF grows more slowly than anticipated or if demand for PCF does not grow as quickly as we anticipate, whether as a result of competition, pricing sensitivities, product obsolescence, technological change, unfavorable economic conditions, uncertain geopolitical environment, budgetary constraints of our customers or other factors, our business, results of operations and prospects will be harmed.

Our subscription revenue growth rate, both in absolute terms and relative to total revenue, in recent periods may not be indicative of our future performance and ability to grow. Similarly, our services revenue growth rate has fluctuated in recent periods, may continue to fluctuate and will likely decline over the long term as we scale our PCF business.

We have experienced significant growth in recent periods, particularly in subscription revenue, which increased to $259.0 million in fiscal 2018 from $150.0 million in fiscal 2017. Subscription revenue also increased as a percentage of total revenue in each of the last two fiscal years, resulting in an increase of our overall gross profit. Our strategy is to continue to increase subscription revenue in general, relative to services, and as a proportion of our total revenue.

You should not consider our subscription revenue growth rate in recent periods as indicative of our future performance. We may not achieve similar growth rates in future periods. Any success that we may experience in the future will depend in large part on our ability to, among other things:

•    add new customers and retain our existing customers;

•    increase revenue from existing customers through increased or broader use of our platform within their organizations;

•    improve the performance and capabilities of our platform through research and development;

•    continue to successfully expand our business domestically and internationally; and

•    successfully compete.

During the same periods, our services revenue decreased to $250.4 million in fiscal 2018 from $266.3 million in fiscal 2017. We are focused on prioritizing the growth of PCF and intend to leverage our existing services and are increasing our reliance on our emerging SI partners to deliver platform-related services to our customers.

Our business and prospects will be harmed if our customers do not renew their subscriptions and expand their use of our platform.

Our future growth depends in part on customers renewing their subscriptions and expanding their use of our platform. The broad adoption of our platform within a customer presents challenges, including changing the customer’s culture and approach to the customer’s development of internal expertise and infrastructure to manage and utilize our platform effectively.

Existing customers have no obligation to renew their subscriptions after the initial term. Given our limited operating history, the limited commercial availability of PCF and the immaturity of the markets in which we operate, we may not be able to accurately predict the rate at which customers will renew their subscriptions. Our customers may not renew their subscriptions or may renew at lower levels or on terms that are less economically beneficial to us. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our pricing or the functionality, features or performance of our platform, our inability to meet our contractual commitments, competitors’ product offerings, internally-developed, open-source solutions that do not require vendor assistance, changing open-source standards, consolidation within our customer base and other factors, a number of which are beyond our control. If our customers do not renew their subscriptions or renew on less favorable terms, our revenue may grow more slowly than expected, if at all, and our business, results of operations and financial condition will be adversely affected.

Even if our existing customers renew their subscriptions and continue to use PCF, it is important for our success and growth that these customers expand their use of our platform. The rate at which our customers expand their use of our platform depends on a number of factors, including general economic conditions, the functioning of our platform, the ability of our field organization, together with our partners, to assist our customers in identifying new use cases, modernizing their software development approach and IT operational infrastructure and achieving success with ingraining a new culture and our customers’ overall satisfaction.

The purchase of our software and services is discretionary and can involve significant expenditures. If our existing customers cut costs, they may significantly reduce their enterprise software expenditures, and they may not renew or expand their use of our platform.

As technologies and the markets for our software and services change, our subscription-based business model for PCF may no longer meet the needs of our existing customers. Consequently, we may need to develop new and appropriate software and services and marketing and pricing strategies for our solutions. If we are unable to adapt our business model to changes in the marketplace or if demand for our software and services declines, our business, results of operations, financial condition and cash flows could be harmed.

We operate in a highly competitive industry. Any failure to compete effectively could materially and adversely affect our business, results of operations and financial condition.

The markets within which we operate are highly competitive. A significant number of companies and open-source projects have developed or are developing products and services that currently, or in the future may, compete with some or all of our offerings. In addition, in some instances, we have strategic or other commercial relationships with companies with which we currently or in the future may compete. We face competition from:

•    legacy application infrastructure and middleware from vendors such as IBM and Oracle;

•    open-source based offerings supported by vendors such as RedHat; alternative Cloud Foundry-based offerings such as IBM Cloud and SAP Cloud Platform, which have proprietary features that are unique to their offerings; or potential customers’ internally-developed, integrated and maintained efforts; and

•    proprietary public cloud offerings from vendors such as Amazon Web Services, Google Cloud Platform and Microsoft Azure.

Many of our principal competitors have substantially longer operating histories, larger numbers of existing customers, greater capital and research and development resources, broader sales and marketing capabilities, stronger brand and customer recognition, larger intellectual property portfolios and broader global distribution and presence. Our competitors may be able to offer products or functionality similar to ours at a more attractive price than we can by integrating such products with their other product offerings. Acquisitions and consolidation in our industry may provide our competitors even more resources or may increase the likelihood of our competitors offering integrated products with which we cannot effectively compete. New innovative start-ups and existing large companies that are making significant investments in research and development could also launch new products and services that we do not offer and that could gain market acceptance quickly. If we were unable to anticipate or react to these competitive challenges, our competitive position would weaken, which would adversely affect our business, results of operations and financial condition.

In addition, one of the characteristics of open-source software is that, subject to specified restrictions, anyone may modify and redistribute the existing open-source software and use it to compete in the marketplace. Such competition can develop with a smaller degree of overhead and lead time than required by traditional proprietary software companies. New open source-based platform technologies and standards are consistently being developed and can gain popularity quickly. Improvements in open source could cause customers to replace software purchased from us with their internally-developed, integrated and maintained open-source software. It is possible for competitors with greater resources than ours to develop their own open-source software-based products and services, potentially reducing the demand for our solutions and putting price pressure on our offerings. We cannot guarantee that we will be able to compete successfully against current and future competitors, that competitive pressure or the availability of new open-source software will not result in price reductions, reduced operating margins or increased sales and marketing expenses or that we will increase our market share, any one of which could harm our business, financial condition, results of operations and cash flows.

Our sales cycles can be long, unpredictable and vary seasonally, which can cause significant variation in the number and size of transactions that close in a particular quarter.

Our results of operations may fluctuate, in part, because of the resource-intensive nature of our sales efforts, the length and variability of the sales cycle for our platform and the difficulty in making short-term adjustments to our operating expenses. Many of our customers are large enterprises, whose purchasing decisions, budget cycles and constraints and evaluation processes are unpredictable and out of our control. Further, the timing of our sales is difficult to predict. The length of our sales cycle, from initial evaluation to payment for our subscriptions can range from several months to well over a year and can vary substantially from customer to customer. Our sales efforts involve significant investment in resources in field sales, partner development, marketing and educating our customers about the use, technical capabilities and benefits of our platform and services. Customers often undertake a prolonged evaluation process, which frequently involves not only our platform but also those of other companies or the consideration of internally developed alternatives including those using open-source software. Some of our customers initially deploy our platform on a limited basis, with no guarantee that these customers will deploy our platform widely enough across their organization to justify our substantial pre-sales investment. As a result, it is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers. Large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. If our sales cycle lengthens or our substantial upfront investments do not result in sufficient revenue to justify our investments, our operating results could be adversely affected.

We have experienced seasonal and end-of-quarter concentration of our transactions and variations in the number and size of transactions that close in a particular quarter, which impacts our ability to grow revenue over the long term and plan and manage cash flows and other aspects of our business and cost structure. Our transactions vary by quarter, with the fourth quarter typically being our largest. In addition, within each quarter, a significant portion of our transactions occur in the last two weeks of that quarter. If expectations for our business turn out to be inaccurate, our revenue growth may be adversely affected over time and we may not be able to adjust our cost structure on a timely basis and our cash flows may suffer.

We do not control and may be unable to predict the future course of open-source technologies, including those used in our offering, which could reduce the market appeal of our offering and damage our reputation.

We do not control the development of the open-source technology in our offering. We incorporate disparate inputs from various open-source developers and open-source projects whose technology and development decisions we may not control. Different open-source projects may also overlap or compete with the ones that we incorporate into our offering. The technology developed by one group for one project may become more widely used than that developed or integrated by us. Additionally, another company’s distribution of the same open-source technology may be favored by customers over ours if such other company is viewed as a more important contributor to such technology. If we acquire or adopt a new technology and incorporate it into our offering but a competing technology or distribution becomes more widely used or accepted, the market appeal of our offering may be reduced and that could harm our reputation, diminish our brand and harm our prospects.

Different groups of open-source software programmers collaborate with one another to develop certain of the open-source software that may be contained in our offering. If open-source software programmers, many of whom we do not employ, or our own internal programmers do not continue to use, contribute to and enhance the open-source technologies that we rely on, the market appeal of our offering may be reduced, which could harm our reputation, diminish our brand and result in decreased revenue. We also cannot predict whether further developments and enhancements to these open-source technologies will be available from reliable alternative sources. If the open-source technologies that we rely on become unavailable, we may need to invest in researching and developing alternative technologies.

Security and privacy breaches could expose us to liability, damage our reputation, compromise our ability to conduct business, require us to incur significant costs or otherwise adversely affect our financial results.

Any security breach, unauthorized access or usage, virus or similar breach or disruption of our systems or software could result in the loss of confidential information, damage to our reputation and brand, early termination of our contracts, litigation, regulatory investigations or other liabilities. We have implemented administrative, technical and physical measures designed to prevent breach or disruption of our systems and may incur significant costs in connection with implementing additional preventative measures in the future. We have in the past and may in the future experience security breaches. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to sensitive data, including intellectual property, proprietary business information or personal information, our reputation would be damaged, our business may suffer and we could incur significant liability. Our existing cybersecurity insurance may not cover any, or cover only a portion of any, potential claims related to security breaches to which we are exposed or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed and our cybersecurity premiums may go up.

Techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived security breach of our systems occurs, the market perception of our security measures and the security capabilities of our products could be harmed and we could lose sales and customers. For example, we market PCF’s security as one of its principal benefits, so the market perception of PCF’s security is important to our business. Any significant security breaches could result in the loss of business, litigation and regulatory investigations and penalties that could damage our reputation and adversely impact our results of operations and financial condition. Our offerings are highly technical and complex and, when deployed, have contained and may contain errors, defects or security vulnerabilities. Any errors, defects or security vulnerabilities discovered in our offerings could result in loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business results of operations and financial condition. Moreover, if a high-profile security breach occurs with respect to another PaaS solution provider, our customers and potential customers may lose trust in these solutions generally, which could adversely impact our ability to retain existing customers or attract new ones.

Moreover, PCF is deployed on a customer’s private cloud, a public cloud of its choice, or multiple clouds, and we have no control over our customers and their security personnel, processes or technology. We do not have the ability to monitor or review the content that our customers store or transmit through PCF or the security measures they implement to deploy PCF. Accordingly, if there is a breach of PCF deployed at a customer’s location or within a customer’s control, our reputation could be damaged, our business may suffer and we could incur significant liability, even though our product was not necessarily the cause of such issue. We are also growing our partner ecosystem, which includes public cloud vendors, SIs and strategic partners, to sell, implement and support our offerings; we lack control over their security measures, and any breach of their security systems could similarly adversely affect us.

Our security profile is also impacted by our use of open-source software in our offering. Open-source software enables public access to source code, which is generally not a security risk posed by proprietary products.

If we do not effectively hire, train, retain and oversee our sales force, we may be unable to add new customers or increase sales to our existing customers, and our business may be adversely affected.

We depend on our sales force to obtain new customers and increase sales with existing customers. Our software and services offering is complex and there is competition for sales personnel with the range of abilities that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in continuing to hire, train and retain sufficient numbers of sales personnel to support our growth, including in international markets. In addition, a large percentage of our sales force is new to our company. New hires require significant training and oversight, typically over a period of several quarters, before they can achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, as we grow our sales force, its organization, management and leadership become increasingly difficult and complex, and, as a result, we may not be able to grow it successfully. If we are unable to hire, train and retain a sufficient number of effective sales personnel, if we are ineffective at overseeing a growing sales force or if the sales personnel we hire are otherwise unsuccessful in obtaining new customers or increasing sales to our existing customers, our business may be adversely affected.

Our future growth depends in large part on the success of our partner relationships.

In addition to our sales force, we rely on partners, including our strategic partners DellEMC and VMware, public cloud vendors and SIs, to increase our sales and distribution of our software and services. We also have independent software vendor partners whose integrations increase our ecosystem of services. We are dependent on partner relationships to contribute to our growth and to create leverage in our business model. Our future growth will be increasingly dependent on the success of our partner relationships, and if those partnerships do not provide such benefits, our ability to grow our business will be harmed. If we are unable to scale our partner relationships effectively, or if our partners are unable to serve our customers effectively, we may need to expand our services organization, which could adversely affect our results of operations.

Our agreements with our partners are generally non-exclusive, meaning our partners may offer products from several different companies to their customers or have their products or technologies also interoperate with products and technologies of other companies, including products that compete with our offerings. Moreover, some of our partners also compete with us. If our partners do not effectively market and sell our offerings, choose to use greater efforts to market and sell their own products or those of our competitors or fail to meet the needs of our customers, our ability to grow our business and sell our offerings will be harmed. Furthermore, our partners may cease marketing our offerings with limited or no notice and with little or no penalty, and new partners could require extensive training and may take several months or more to achieve productivity. The loss of a substantial number of our partners, our possible inability to replace them or the failure to recruit additional partners could harm our results of operations. Our partner structure could also subject us to lawsuits or reputational harm if, for example, a partner misrepresents the functionality of our offerings to customers or violates applicable laws or our corporate policies.

We may not be able to respond to rapid technological changes with new offerings, which could have a material adverse effect on our sales and profitability.

The markets for our software platform are characterized by constant technological changes, changing open-source software platform technologies and standards, changing customer needs and frequent new software product introductions and improvements. The introduction of third-party solutions embodying new technologies and the emergence of new industry standards, including any open-source projects that have become widely adopted, could make our existing and future software offerings obsolete and unmarketable.

If we are not able to maintain and enhance our brand, our business and results of operations may be adversely affected.

We believe that protecting our Pivotal brand and maintaining and enhancing our reputation as a pioneer in cloud-native software, agile software development and DevOps is critical to our relationship with our existing customers and partners and our ability to attract new customers and partners. The successful promotion of our brand will depend on a number of factors, including our ability to continue to develop high-quality features and functionality for our offerings, our ability to successfully differentiate our offerings, delivery of customer value, leadership in open-source software, our marketing efforts and our continued protection of our brand. Our brand promotion activities may not be successful or yield increased revenue.

In addition, independent industry analysts often provide reviews of our offerings, as well as offerings of our competitors, and the perception of our offerings in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products and services, our brand may be adversely affected. The performance of our partners may also affect our brand and reputation if customers do not have a positive experience with our partners’ services. The promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive, as we expand into new markets, and as more sales are generated through our partners and more services are performed by our partners. To the extent that these activities yield increased revenue, this revenue may not offset the increased expenses we incur. If we do not successfully maintain and enhance our brand, our business may not grow, we could lose customers or fail to attract potential customers, all of which would adversely affect our business, results of operations and financial condition.

Our stock price and trading volume are heavily influenced by the way analysts and investors interpret our financial information and other disclosures. Any unfavorable interpretations published by analysts or held by investors could have a negative impact on our stock price, regardless of accuracy, and any decline or lapse in the publication of research by analysts could cause our stock price and trading volume to decline.

The trading market for our Class A common stock depends in part on the research reports that analysts publish about our business. If few analysts cover us, demand for our Class A common stock could decrease and our Class A common stock price and trading volume may decline. Similar results may occur if one or more of these analysts stop covering us in the future or fail to publish reports on us regularly.

Even if our stock is actively covered by analysts, we do not have any control over the analysts or the measures that analysts or investors may rely upon to forecast our future results. For example, in order to assess our business activity in a given period, analysts and investors may look at the combination of revenue and changes in deferred revenue in a given period (sometimes referred to as “billings”).

Over-reliance on billings or similar measures may result in analyst or investor forecasts that differ significantly from our own for a variety of reasons, including:

•    a relatively large number of transactions occur at the end of the quarter. Invoicing of those transactions may or may not occur before the end of the quarter based on a number of factors including receipt of information from the customer, volume of transactions and holidays. A shift of a few days has little economic impact on our business, but can shift deferred revenue from one period into the next;

•    multi-year upfront billings may distort trends;

•    subscriptions that have deferred start dates; and

•    services that are invoiced upon delivery.

In addition, as required by the new revenue recognition standard under Accounting Standard Codification Topic 606, Revenue From Contracts With Customers (“ASC 606”), we disclose our remaining performance obligations. This disclosure obligation is prepared on the basis of estimates based upon contractual arrangements and historical patterns of delivery. Market practices surrounding the calculation of this measure are still evolving. It is possible that analysts and investors could misinterpret our disclosure or that the terms of our customer contracts or other circumstances could cause our methods for calculating this disclosure to differ significantly from others, which could lead to inaccurate or unfavorable forecasts by analysts and investors.

Regardless of accuracy, unfavorable interpretations of our financial information and other public disclosures could have a negative impact on our stock price. If one or more of the analysts who cover us publish unfavorable research about our business or otherwise downgrade our Class A common stock for any reason, the price of our Class A common stock would likely decline.

The loss of one or more members of our senior management team or an inability to attract and retain highly skilled employees, for which competition is intense, could adversely affect our planned growth.

Our success depends largely upon the continued service of our senior management team. From time to time, there may be changes in our senior management team, which could disrupt our business. Members of our senior management could terminate their employment with us at any time.

To execute our growth plan, we must attract and retain highly skilled employees. Competition for such personnel is intense, especially for engineers with high levels of experience in designing, developing and supporting software and for senior sales executives. We work on open-source software-based projects, making our developers highly marketable to other companies that work on similar projects. We may not be successful in attracting and retaining qualified personnel. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Further, many of our employees may be able to receive significant proceeds from sales of our Class A common stock in the public markets, which may reduce their motivation to continue to work for us. In addition, employees may be more likely to leave us if the exercise prices of the stock options that they hold are significantly above the market price of our Class A common stock. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

Failure to manage our growth and maintain our corporate culture will harm our business.

We have substantially increased our overall headcount and expanded our business and operations in recent periods. Our headcount increased to 2,671 full-time employees at the end of the first quarter of fiscal 2019 from 1,663 full-time employees at the beginning of fiscal 2016. We have also expanded into additional geographic locations and added office space, including outside the United States. We expect to continue to expand our operations and employee headcount in the near term; however, our recent growth rates may not be indicative of our future growth. Our success will depend in part on our ability to continue to grow and to manage this growth effectively.

Our recent growth has placed, and future growth will continue to place, significant demands on our management, infrastructure and other resources and increased our costs. We will need to continue to develop and improve our operational, financial and management controls, and our reporting systems and procedures to manage the expected growth of our operations and personnel, which will require significant capital expenditures and allocation of valuable management and employee resources. If we fail to implement these infrastructure improvements effectively, our ability to ensure uninterrupted operation of key business systems and comply with the rules and regulations that are applicable to public reporting companies will be impaired. Further, if we do not effectively manage the growth of our business and operations, the quality of our platform and services could suffer, and we may not be able to adequately address competitive challenges. This could impair our ability to attract new customers, retain existing customers and expand their use of our platform, all of which would adversely affect our brand, overall business, results of operations and financial condition.

We believe that our culture has been and will continue to be a key contributor to our success. Our culture and core principles are critical to how we run our business, how we engage with our key constituencies, including our customers, and how we build and deliver our offerings. If we do not continue to maintain our unique culture as we grow, our business could be harmed.

Incorrect or improper implementation or use of our software or inability of our platform to integrate with third-party software or hardware could result in customer dissatisfaction and negatively affect our business, operations, financial results and growth prospects.

Our software is deployed in a wide variety of complex technology environments, and we believe our future success will depend on our ability to increase sales of our software subscriptions for use in such deployments. Our platform must also integrate with a variety of operating systems, software applications and hardware developed by others. We often assist our customers in achieving successful implementations for large, complex deployments. If we or our customers are unable to implement our software successfully, or are unable to do so in a timely manner, or if we are unable to devote the necessary resources to ensure that our solutions interoperate with other software, systems and hardware, customer perceptions of our company may be impaired, our reputation and brand may suffer and customers may choose not to increase their use of our software.

Once our platform is implemented on our customers’ selected hardware, software or cloud infrastructure, our customers may depend on our support organization services to help them take full advantage of PCF, quickly resolve post-deployment issues and provide effective ongoing support. If our support organization or those of our partners does not offer high-quality services, our ability to sell our offerings to existing customers or to have them renew their subscriptions would be adversely affected. In addition, as we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English.

The reliability of our platform will continue to be critical to our success. Sustained errors, failures or outages could lead to significant costs and service disruptions, which could negatively affect our business, financial results and reputation.

Our reputation and ability to attract, retain and serve our customers are dependent upon the reliable performance of our platform and our underlying technical and network infrastructure. We have experienced, and will in the future experience, interruptions, outages and other performance problems. In addition, we rely on third-party service providers to host and deliver our cloud-based offerings, and these third parties may also experience interruptions, outages and other performance problems. Such disruptions may be due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints and inadequate design. A future rapid expansion of our business could increase the risk of such disruptions. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time.

In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products and services made by our strategic partners. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our offerings. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, results of operations and financial condition could be adversely impacted.

Adverse economic conditions or reduced information technology spending may adversely impact our revenues.

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. The purchase of our offerings is often discretionary and may involve a significant commitment of capital and other resources. Weak economic conditions, or a reduction in information technology spending even if economic conditions improve, would likely adversely impact our business, results of operations and financial condition in a number of ways, including by lengthening sales cycles, lowering prices for our products and services and reducing sales. In addition, any changes in the domestic or international political environment or deterioration in international relations as well as resulting regulatory or tax policy changes may adversely affect our business and financial results. Furthermore, during challenging economic times our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts, which would adversely affect our financial results.

We do not have an adequate history with our subscription or pricing models to accurately predict the long-term rate of customer adoption or renewal, or the impact these will have on our revenue or operating results.

We have a limited history with our subscription offerings and pricing model and if, in the future, we are forced to reduce prices for our subscription offerings, our revenue and results of operations will be harmed. We may not be able to accurately predict the long-term rate of customer adoption or renewal, or the impact these will have on our revenue or operating results. We also have limited experience with respect to determining the optimal prices and pricing models for our solution. As a result, in the future we may be required to reduce our prices, which could adversely affect our revenue, gross margin, profitability, financial position and cash flow.

We generate revenue from sales outside of the United States, and we are therefore subject to a number of risks associated with international sales and operations. Challenges presented by international economic, political, legal, accounting and business factors could negatively affect our business, financial condition or results of operations.

Our business is subject to several risks associated with our non-U.S. operations. These risks may intensify to the extent we successfully scale our non-U.S. business. Accordingly, our future results could be materially and adversely affected by a variety of factors relating to our non-U.S. operations, including, among others, the following:

•    fluctuations in foreign currency exchange rates;

•    changes in a specific country’s or region’s economic conditions;

•    political or social unrest;

•    trade restrictions;

•    import or export licensing requirements;

•    the overlap of different tax structures or changes in international tax laws;

•    changes in regulatory requirements;

•    difficulties in staffing and managing international operations;

•    stringent data protection regulations in some foreign countries;

•    compliance with a variety of foreign laws and regulations; and

•    longer payment cycles or collectability concerns in certain countries.

The occurrence of any one of these risks could harm our business and results of operations. Additionally, operating in international markets requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required to operate in other countries will produce desired levels of revenue or profitability.

Sales to customers located outside of the United States represented 23% and 22% of our total revenue for fiscal 2018 and fiscal 2017, respectively, and we intend to continue to increase sales outside of the United States. In order to maintain and expand our sales internationally, we need to hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing and retaining international staff, and specifically sales management and sales personnel, we may experience difficulties in growing our international sales and operations. If we are not able to maintain successful partner relationships internationally, our future success in such markets could be limited. In addition, the costs associated with scaling our business outside the United States may be significant.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our results of operations.

Our sales contracts are primarily denominated in U.S. dollars, and therefore substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our platform to our customers outside of the United States, which could adversely affect our results of operations. In addition, an increasing portion of our operating expenses is incurred and an increasing portion of our assets is held outside the United States. These operating expenses and assets are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, which could have an adverse impact on the results of our operations.

Due to the global nature of our business, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or similar anti-bribery laws in other jurisdictions in which we operate, and various international trade and export laws.

Non-U.S. operations, particularly in those countries with developing economies, are also subject to risks of violations of laws prohibiting improper payments and bribery, including the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act and similar anti-bribery laws in foreign jurisdictions, which generally prohibit U.S.-based companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business to non-U.S. officials, or in the case of the U.K. Bribery Act, to any person. Our global operations require us to import from and export to several countries, which geographically stretches our compliance obligations. In addition, changes in such laws could result in increased regulatory requirements and compliance costs which could adversely affect our business, financial condition and results of operations. Our employees, contractors and agents may take actions in violation of the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act or other anti-bribery laws. Any such violations, even if due to acts or inadvertence of our employees, or due to the acts or inadvertence of others, could subject us to civil or criminal penalties or otherwise have an adverse effect on our business and reputation.

Our sales to government entities and highly regulated organizations are subject to a number of challenges and risks.

We sell to U.S. federal and state and foreign governmental agency customers, as well as to customers in highly regulated industries such as financial services, pharmaceuticals, insurance and healthcare. Sales to such entities are subject to a number of challenges and risks. Selling to such entities can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government contracting requirements may change and in doing so restrict our ability to sell into the government sector until we have attained the revised certification. Government demand and payment for our offerings are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our offerings.

Further, governmental and highly regulated entities may demand shorter subscription periods or other contract terms that differ from our standard arrangements, including terms that can lead those customers to obtain broader rights in our offerings than would be standard. Such entities may have statutory, contractual or other legal rights to terminate contracts with us or our partners due to a default or for other reasons, and any such termination may adversely affect our reputation, business results of operations and financial condition.

Because we recognize subscription revenue over the terms of our contracts, fluctuations in new transactions will not be immediately reflected in our operating results and may be difficult to discern. Professional services revenue may fluctuate significantly from period to period.

We generally recognize subscription revenue from customers ratably over the terms of their contracts, which are typically one to three years. As a result, most of the subscription revenue we report for each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous periods. Consequently, a decline in subscription sales in any single quarter would likely have only a small impact on our revenue for that quarter. However, such a decline would negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in transactions and market acceptance of our platform may not be fully apparent from our reported results of operations until future periods.

We may be unable to adjust our cost structure to reflect the changes in revenues. In addition, a significant portion of our costs is expensed as incurred, while subscription revenue is recognized over the applicable subscription term. As a result, increased growth in the number of our customers could result in our recognition of more costs than revenue in the earlier periods of the terms of our contracts. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional transactions in any period, as revenue from new customers must be recognized over the applicable subscription term.

Professional services revenue is recognized as the services are performed or delivered, depending on the type of engagement. Professional services engagements often span from a few weeks to several months, which makes it somewhat difficult to predict the timing of revenue recognition for such services and the corresponding effects on our results of operations. Professional services revenue has fluctuated and may continue to fluctuate significantly from period to period. In addition, because professional services expenses are recognized as the services are performed or upon completion of the project, professional services and total margins can significantly fluctuate from period to period.

If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.

Under GAAP, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in our stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which could harm our results of operations.

We may acquire other businesses which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our results of operations.

As part of our business strategy, we have in the past made, and may in the future make, acquisitions or investments in complementary companies, products and technologies that we believe fit within our business model and can address the needs of our customers and potential customers. In the future, we may not be able to acquire and integrate other companies, products or technologies in a successful manner. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. In addition, the pursuit of potential acquisitions may divert the attention of management and cause us to incur additional expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, including increases in revenue, and any acquisitions we complete could be viewed negatively by our customers, investors and industry analysts.

Future acquisitions may reduce our cash available for operations and other uses. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition or the value of our Class A common stock. The sale or issuance of equity to finance any such acquisitions would result in dilution to our stockholders. The incurrence of indebtedness to finance any such acquisition would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. In addition, our future results of operations may be adversely affected by the dilutive effect of an acquisition, performance earnouts or contingent bonuses associated with an acquisition. Furthermore, acquisitions may require large, one-time charges and can result in increased debt, contingent liabilities, adverse tax consequences, additional stock-based compensation expenses, and the recording and subsequent amortization of amounts related to certain purchased intangible assets, any of which items could negatively affect our future results of operations. We may also incur goodwill impairment charges in the future if we do not realize the expected value of any such acquisitions.

We rely on third-party proprietary and open-source software for our offerings, and our inability to obtain third-party licenses for such software, or obtain them on favorable terms, or any errors or failures caused by such software could adversely affect our business, results of operations and financial condition.

Some of our offerings include software or other intellectual property licensed from third parties. It may be necessary in the future to renew licenses relating to various aspects of these applications or to seek new licenses for existing or new applications. There can be no assurance that the necessary licenses will be available on acceptable terms or under open-source licenses permitting redistribution in commercial offerings, if at all. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, could result in delays in product releases until equivalent technology can be identified, licensed or developed, if at all, and integrated into our products and may have a material adverse effect on our business, results of operations and financial condition. In addition, third parties may allege that additional licenses are required for our use of their software or intellectual property, and we may be unable to obtain such licenses on commercially reasonable terms or at all. Moreover, the inclusion in our offerings of software or other intellectual property licensed from third parties on a non-exclusive basis could limit our ability to differentiate our offerings from those of our competitors. In addition, to the extent that our platform depends upon the successful operation of third-party software in conjunction with our software, any undetected errors or defects in such third-party software could prevent the deployment or impair the functionality of our platform, delay new feature introductions, result in a failure of our platform and injure our reputation.

Our use of open-source software could subject us to possible litigation or cause us to subject our platform to unwanted open-source license conditions that could negatively impact our sales.

A significant portion of our platform incorporates open-source software, and we will incorporate open-source software into other offerings or products in the future. Such open-source software is generally licensed by its authors or other third parties under open-source licenses. There is little legal precedent governing the interpretation of certain terms of these licenses, and therefore the potential impact of these terms on our business is unknown and may result in unanticipated obligations regarding our products and technologies. If an author or other third party that distributes such open-source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations. In addition, if we combine our proprietary software with open-source software in a certain manner, under some open-source licenses, we could be required to release the source code of our proprietary software, which could substantially help our competitors develop products that are similar to or better than ours.

Our products are based in large part on open source provided under the Apache License 2.0. This license states that any work of authorship licensed under it, and any derivative work thereof, may be reproduced and distributed provided that certain conditions are met. It is possible that a court would hold this license to be unenforceable or that someone could assert a claim for proprietary rights in a program developed and distributed under it. Any ruling by a court that this license is not enforceable, or that open-source components of our products may not be reproduced or distributed, may negatively impact our distribution or development of all or a portion of our products. In addition, at some time in the future it is possible that the open-source cores of our products may be distributed under a different license or the Apache License 2.0 may be modified, which could, among other consequences, negatively impact our continuing development or distribution of the software code subject to the new or modified license.

We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.

Our offerings are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Exports of our offerings must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines which may be imposed on us and responsible employees or managers and, in extreme cases, the incarceration of responsible employees or managers. Obtaining the necessary authorizations, including any required license, for a particular sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. In addition, changes in our offerings or changes in applicable export or import regulations may create delays in the introduction and sale of our offerings in international markets, prevent our customers with international operations from deploying our offerings or, in some cases, prevent the export or import of our offerings to certain countries, governments or persons altogether. Any change in export or import regulations, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could also result in decreased use of our offerings, or in our decreased ability to export or sell our offerings to existing or potential customers with international operations. Any decreased use of our offerings or limitation on our ability to export or sell our offerings will likely adversely affect our business.

Furthermore, we incorporate encryption technology into certain of our offerings. Various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our offerings or could limit our customers’ ability to implement our offerings in those countries. Encrypted products and the underlying technology may also be subject to export control restrictions. Governmental regulation of encryption technology and regulation of imports or exports of encryption products, or our failure to obtain required import or export approval for our offerings, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our offerings, including with respect to new releases of our offerings, may create delays in the introduction of our offerings in international markets, prevent our customers with international operations from deploying our products throughout their globally-distributed systems or, in some cases, prevent the export of our offerings to some countries altogether.

Moreover, U.S. export control laws and economic sanctions programs prohibit the shipment of certain applications and services to countries, governments and persons that are subject to U.S. economic embargoes and trade sanctions. Any violations of such economic embargoes and trade sanction regulations could have negative consequences, including government investigations, penalties and reputational harm.

If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur significant expenses to enforce our rights.

Our ability to protect our intellectual property affects the success of our business. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. The steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in countries outside of the United States. While we have patents and patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications or the patent protection may not be obtained quickly enough to meet our business needs. Even if patents are issued from our patent applications, which is not certain, they may be contested, circumvented or invalidated in the future. Moreover, the rights granted under any issued patents, such as in connection with open-source software, may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future. In addition, we rely on contractual and license agreements with third parties in connection with their use of our products and technology. There is no guarantee that such parties will abide by the terms of such agreements or that we will be able to adequately enforce our rights.

Detecting and protecting against the unauthorized use of our products, technology and proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management resources, either of which could harm our business, results of operations and financial condition, and there is no guarantee that we would be successful. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to protecting their technology or intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property, which could result in a substantial loss of our market share.

Claims by others that we or our customers, whose software applications we helped to create, infringe the proprietary technology of such other persons could force us to pay damages or prevent us from using certain technology in our products.

Third parties could claim that our products or technology infringe their proprietary rights. This risk may increase as the number of products and competitors in our market increases and overlaps occur. Any claim of infringement by a third party, even one without merit, could cause us to incur substantial costs defending against the claim, and could distract our management from our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from offering our products. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. We have received, or may in the future receive, notices alleging that we have misappropriated, misused or infringed other parties’ intellectual property rights, including allegations made by our competitors or by non-practicing entities, and, to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement assertions. Any of these events could seriously harm our business, results of operations and financial condition.

Third parties may also assert infringement claims against our customers and strategic partners. Any of these claims could require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because we generally indemnify our customers and strategic partners from claims of infringement of proprietary rights of third parties in connection with the use of our products. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or strategic partners, which could materially affect our results of operations and cash flows.

Our business could be materially adversely affected as a result of war, acts of terrorism, natural disasters or climate change.

War, acts of terrorism and natural disasters, such as an earthquake, may cause damage or disruption to our employees, facilities, customers and partners, which could have a material adverse effect on our business, results of operations or financial condition. Such events may also cause damage or disruption to transportation and communication systems and to our ability to manage logistics in such an environment. These risks may be heightened due to the location of our headquarters in the San Francisco Bay Area, an area known for seismic activity.

Investments made in our growth may not achieve the expected associated benefits on a timely basis or at all.

We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. Additionally, we continue to increase the breadth and scope of our offerings and our operations. To support this growth, and to manage any future growth effectively, we must continue to improve our IT and financial infrastructures, our operating and administrative systems and our ability to manage headcount, capital and internal processes in an efficient manner. Our organizational structure is also becoming more complex as we grow our operational, financial and management infrastructure and we must continue to improve our internal controls as well as our reporting systems and procedures. We intend to continue to invest to expand our business, including investing in research and development and sales and marketing operations, hiring additional personnel, improving our internal controls, reporting systems and procedures, upgrading our infrastructure and increasing our office space. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our results of operation may be adversely affected.

Operating as a public company, including maintaining effective internal control over financial reporting, requires us to incur substantial costs and requires substantial management attention. In addition, our management team has limited experience managing a public company.

As a public company, we incur substantial legal, accounting and other expenses that we did not incur as a private company, particularly one that had operated as part of a larger corporate organization. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations of the SEC. Stock exchange rules also apply to us. As part of the new requirements, we will need to maintain effective disclosure and internal controls and make changes to our corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time-consuming.

Most of our management and other personnel have little experience managing a public company and preparing public filings. In addition, we expect that our management and other personnel will need to divert attention from other business matters to devote substantial time to the reporting and other requirements of being a public company. In particular, we expect to incur significant expense and devote substantial management effort to complying with the requirements of Section 404 of the Sarbanes-Oxley Act when applicable. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve other aspects of our internal control over financial reporting. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

We are implementing several new systems and process improvements as part of our increased independence from Dell Technologies. If these new systems or processes prove ineffective or inadequate, or if we fail to successfully implement them, our business and results of operations may suffer.

We have recently implemented several new systems to support our operations, and are continuing to implement technology and process improvements. For example we recently implemented new systems and processes and added personnel for enterprise resource planning, invoicing, accounts receivable, accounts payable, human capital management and payroll and benefits. We previously received some of these services from Dell and certain of its subsidiaries.

There can be no assurance that our transition, implementation and operation of such systems will be successful. We may be unable to implement or operate these systems and processes or add personnel in a timely and cost-effective manner.

We may require additional financing in the future and may not be able to obtain such financing on favorable terms, if at all, which could slow or stop our ability to grow or otherwise harm our business.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, improve our operating infrastructure or acquire complementary businesses and technologies. We have financed our operations primarily through equity financings and through the accumulation of a net payable due to DellEMC, which was subsequently converted into preferred stock. We may not be able to obtain additional financing on terms favorable to us, if at all. We may need to engage in equity or debt financings to secure additional funds. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our Class A common stock could decline. There can be no assurance that we will be able to meet the conditions necessary to obtain loans under our existing revolving credit facility or any future debt financing arrangement. In addition, with respect to debt financing transactions, the holders of debt would have priority over the holders of our common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness and our ability to operate our business. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, financial condition and operating results. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.

Our future quarterly results and key metrics may fluctuate significantly and may be difficult to predict, and if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.

Our results of operations, including our revenue, operating expenses and cash flows, as well as our key metrics (including our dollar-based net expansion rate), have fluctuated from quarter to quarter in the past and may continue to fluctuate as a result of a variety of factors, many of which are outside of our control, may be difficult to predict and may or may not fully reflect the underlying performance of our business. Some of the factors that may cause our results of operations to fluctuate from quarter to quarter include:

•    our ability to attract new customers;

•    our ability to retain existing customers and expand their use of our platform;

•    our ability to successfully execute our partner strategy;

•    success of our pricing strategy;

•    changes in customers’ budgets and in the timing of their purchasing decisions;

•    the focus of our sales force;

•    the timing, terms and size of our initial and subsequent transactions with customers;

•    our ability to successfully expand our business internationally;

•    seasonal and end-of-quarter concentration of our transactions;

•    the timing and success of new products, features and services by us and our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or ecosystem partners;

•    customer satisfaction with the functionality, features, performance and pricing of our products and service offerings;

•    significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our platform;

•    our ability to leverage the synergies between Labs and PCF and increase subscription revenue as a percentage of revenue;

•    consolidation of our customer base;

•    our ability to fully utilize our strategic services resources;

•    potential asset impairments, charges or other expenses;

•    potential claims or litigation;

•    the collectability of receivables;

•    general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate;

•    the impact of new accounting pronouncements; and

•    foreign currency exchange rate fluctuations.

We recently realigned our fiscal calendar to coincide with Dell Technologies’ fiscal calendar. This realignment, and any errors in our implementation of the realignment, could adversely impact our business and results of operations.

Prior to February 2017, the fiscal calendars for Dell Technologies and Pivotal did not align. We reported on a calendar year basis through December 31, 2016, whereas Dell Technologies reports on a 52- or 53-week fiscal year basis ending on the Friday nearest to January 31 of each year. Following Dell Technologies’ acquisition of EMC Corporation in September 2016, we changed our fiscal calendar effective January 1, 2017 so that our fiscal calendar would align with that of Dell Technologies.

The process of implementing a fiscal calendar transition has required and will continue to require us to adjust our processes, data and systems that our management and personnel rely upon to conduct our business operations and coordinate our worldwide activities. There can be no assurance that errors and failures will not occur that could impair our ability to conduct our operations efficiently and effectively.

Any such failures of our processes, data and systems could adversely impair our business and results of operations.

In addition, our new fiscal year is more typical for companies in the retail sector and less typical for software companies. Seasonal buying patterns in the software sector tend to be concentrated in the fourth calendar quarter of the year and, within each quarter, in the last two weeks of that quarter. It is possible that the change in fiscal year could negatively impact the performance of our sales force and the purchasing activities of our customers.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

GAAP are subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results for periods prior to and subsequent to such change, and could affect the reporting of transactions completed before the announcement of a change.

For example, in May 2014, the FASB issued ASC 606, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. We adopted this standard and its impact is reflected in our consolidated financial statements, which include several newly required disclosures. Market practices with respect to these disclosures are still evolving, and securities analysts and investors may not fully understand the implications of our disclosures or how or why they may differ from similar disclosures by other companies. Any additional new accounting standards could have a significant effect on our reported results. If our reported results fall below analyst or investor expectations, our stock price could decline.

We are an emerging growth company and the reduced disclosure requirements applicable to emerging growth companies may make our Class A common stock less attractive to investors.

We are an emerging growth company as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we intend to take advantage of some of the exemptions from the reporting requirements applicable to other public companies. For example, we intend to take advantage of the exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and the exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. It is possible that investors will find our Class A common stock less attractive as a result of our reliance on these exemptions. If so, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

Our business is subject to a wide range of laws and regulations, including privacy and data protection laws, and our failure to comply with those laws and regulations could harm our business, results of operations and financial condition.

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import and export controls, federal securities laws and tax laws and regulations. In certain foreign jurisdictions, these regulatory requirements may be more stringent than those in the United States. These laws and regulations are subject to change over time and thus we must continue to monitor and dedicate resources to ensure continued compliance.

In addition, our business is subject to regulation by various federal, state and foreign governmental agencies responsible for monitoring and enforcing privacy and data protection laws. The regulatory framework for privacy issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future, as many new laws and regulations regarding the collection, use and disclosure of personal information have been adopted or are under consideration and existing laws and regulations may be subject to new and changing interpretations. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, and state breach notification laws. Internationally, many of the jurisdictions in which we operate have established their own data security and privacy legal framework with which we or our customers must comply. We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union (the “E.U.”) and other jurisdictions, and we cannot yet determine the impacts such future laws, regulations and standards may have on our business or the businesses of our customers, including, for example, the E.U.’s General Data Protection Regulation (the “GDPR”), which recently came into force in May 2018.

Non-compliance with applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, results of operations and financial condition. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our software.

In addition to government regulation, privacy advocates and industry groups have established or may establish new self-regulatory standards that may place additional burdens on us. Our customers may contractually obligate or expect us to meet voluntary certification or other standards established by such third parties, and if we are unable to meet these standards, it could adversely affect our ability to provide our solutions to certain customers and could harm our business.

Risks Related to Our Relationship with Dell Technologies, Dell, DellEMC and VMware

Holders of our Class A common stock have limited ability to influence matters requiring stockholder approval.

Dell Technologies owns 175,514,272 shares of our outstanding Class B common stock, which represent approximately 68.6% of our total outstanding shares of common stock and approximately 95.6% of the combined voting power of both classes of our outstanding common stock (subject to certain exceptions, including with respect to the election of directors, certain actions to convert the Class B common stock and certain actions that require the consent of the holders of the Class B common stock) as of May 4, 2018. Our Class B common stock has ten votes per share, and our Class A common stock, which is our publicly traded stock, ,has one vote per share, subject to certain exceptions. Moreover, the holders of Class B common stock, voting as a separate class, are entitled to elect at least 80% of the total number of directors that we would have if there were no vacancies on our board of directors at such time. Subject to any rights of any series of preferred stock to elect directors, the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, are entitled to elect our remaining directors with each share of Class A common stock and each share of Class B common stock entitled to one vote per share in any such election. Accordingly, Dell Technologies will control the vote to elect all of our directors and to approve or disapprove all other matters submitted to a stockholder vote.

In addition, our amended and restated certificate of incorporation and our master transaction agreement with Dell Technologies provide that until such time as Dell Technologies (or a successor entity) and its subsidiaries (the “Dell Technologies Entities”) cease to beneficially own in the aggregate shares of our capital stock representing at least 30% of the votes entitled to be cast by our issued and outstanding capital stock, voting together as a single class with each share of Class B common stock having ten votes and each share of Class A common stock having one vote (the “Voting Power”), or no shares of our Class B common stock remain outstanding, the prior affirmative vote of the holders of a majority of the outstanding shares of Class B common stock, voting as a separate class, is required in order to authorize us to take certain actions, including, subject to certain exceptions:

•    adopting or implementing any stockholder rights plan or similar takeover defense measure;

•    entering into a merger, consolidation, business combination or sale of all or substantially all of our assets, or selling, transferring or licensing any of our business, operations or intellectual property for aggregate consideration in excess of $100 million in any calendar-year period;

•    acquiring the stock or assets of another entity in transactions involving in excess of $250 million;

•    issuing any capital stock or stock equivalent except to our subsidiaries, pursuant to the conversion, exercise or exchange of any outstanding stock equivalent or pursuant to our employee benefit or compensation plans;

•    authorizing the aggregate amount of our equity awards to be granted in any fiscal year;

•    taking any actions to dissolve, liquidate or wind up our company;

•    declaring dividends on our stock;

•    entering into any exclusive or exclusionary arrangement with a third party involving, in whole or in part, products or services that are similar to those of Dell Technologies;

•    approving, amending or repealing our amended and restated certificate of incorporation or bylaws, or the certificate of incorporation or bylaws of certain of our subsidiaries;

•    acquiring the business, operations, securities or indebtedness of another entity for consideration in excess of $250 million in any calendar-year period;

•    incurring indebtedness in excess of $200 million;

•    approving, modifying or terminating any employee equity or pension plan;

•    entering into any legal settlement resulting in payment by us in excess of $100 million or that would impose limitations on our operations that would reasonably be expected to have a material adverse effect on us; and

•    entering into any other types of transactions involving consideration in excess of $100 million.

If Dell Technologies or any other holders of our outstanding Class B common stock do not provide any requisite affirmative vote on matters requiring stockholder approval or any requisite consent, in each case allowing us to conduct such activities when requested, we will not be able to conduct such activities and, as a result, our business and our results of operations may be adversely affected.

Dell Technologies has the ability to prevent a change in control transaction and may sell control of Pivotal without benefiting other stockholders.

Dell Technologies’ voting control and the consent rights of holders of our Class B common stock give Dell Technologies the ability to prevent transactions that would result in a change in control of Pivotal, including transactions in which holders of our Class A common stock might otherwise receive a premium for their shares over the then-current market price. In addition, Dell Technologies is not prohibited from selling a controlling interest in us to a third party and may do so without the approval of the holders of our Class A common stock and without providing for a purchase of any shares of Class A common stock held by persons other than Dell Technologies. Accordingly, shares of Class A common stock may be worth less than they would be if Dell Technologies did not maintain voting control over us.

Dell Technologies’ ability to control our board of directors may make it difficult for us to recruit independent directors.

Our board of directors is divided into two groups, Group I and Group II. The holders of Class B common stock, voting as a separate class, are entitled to elect our Group I directors, who will constitute at least 80% of the total number of authorized directors. Subject to any rights of any series of preferred stock to elect directors, the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, are entitled to elect our remaining Group II directors, with each share of Class A common stock and each share of Class B common stock entitled to one vote per share in any such election. If at any time or from time to time any Group I directorship is vacant, one of the existing Group I directors to be designated in writing by Dell Technologies will be entitled to cast, on all matters upon which a vote or consent of the board of directors is taken, a number of votes equal to one plus the number of vacant Group I directorships then existing, and all other directors will be entitled to cast one vote. There are currently three vacant Group I directorships. Mr. Dell is the initial Group I director entitled to cast one vote for each such vacant directorship and, as a result, is entitled to cast four votes on any matter submitted to a vote of our board of directors. So long as Dell Technologies beneficially owns shares of our common stock representing a majority of the votes entitled to be cast in the election of our Group I and Group II directors, Dell Technologies can effectively control and direct our board of directors. Further, the interests of Dell Technologies and our other stockholders may diverge. Under these circumstances, it may become difficult for us to recruit independent directors.

We engage in related party transactions with Dell Technologies and/or VMware that may divert our resources, create opportunity costs and prove to be unsuccessful.

We currently engage in a number of related party transactions with Dell Technologies and VMware through our joint marketing and sales of our products and services and our mutually beneficial commercial and go-to-market relationships, and we expect to engage in additional related party transactions with Dell Technologies and VMware to leverage the benefits of our strategic alignment. Our participation in these transactions may cause certain of our other vendors and ecosystem partners who compete with Dell Technologies and its subsidiaries and VMware to also view us as their competitors. We cannot predict whether our stockholders and industry or securities analysts will react positively to announcements of new related party transactions.

In addition, these transactions may prove not to be successful and may divert our resources or the attention of our management from other opportunities.

Dell Technologies and VMware may compete with us, which could reduce our market share.

There can be no assurance that Dell Technologies or VMware will not compete with us in the future. None of our agreements with Dell Technologies, DellEMC or VMware contain any restrictions on their ability to compete with us. In addition, the intellectual property agreements that we have with DellEMC and VMware (both controlled by Dell Technologies) (i) provided DellEMC and VMware a limited license back to use certain of our copyrights and source code in existence at the time of our formation to continue producing their then-existing products and services, and to use certain of our patents in existence at the time of our formation to continue producing their then-existing products and services and to produce later-developed products and services, so long as those later-developed products and services do not compete with any of our products and services in existence at the time of our formation and (ii) provided VMware a license to use certain of our products in existence at the time of the agreement within certain of its then-existing products for a limited time period that expired on March 31, 2018 (except as necessary for VMware to provide customary support services to pre-existing end users). DellEMC’s and VMware’s retained licenses in this regard extend to their majority-owned subsidiaries, which could include joint ventures where DellEMC or VMware holds a majority position and one or more of our competitors hold minority positions.

Dell Technologies could also assert control over us in a manner which could impede our growth or our ability to enter new markets or otherwise adversely affect our business. Further, Dell Technologies could utilize its control over us to cause us to take or refrain from taking certain actions, including entering into relationships with strategic, technology and other marketing partners, enforcing our intellectual property rights or pursuing corporate opportunities or product development initiatives that could adversely affect our competitive position, including our competitive position relative to that of Dell Technologies or VMware in markets where we compete with them.

Conflicts of interest may arise because some of our directors and officers own stock or other equity interests in Dell Technologies or VMware and hold management positions with Dell Technologies or VMware.

Some of our directors and officers own stock or other equity interests in Dell Technologies or VMware. In addition, some of our directors are officers or directors of Dell Technologies or VMware. Ownership of such equity interests by our directors and officers and the presence of executive officers or directors of Dell Technologies or VMware on our board of directors could create, or appear to create, conflicts of interest with respect to matters involving both us and any one of them that could have different implications for any of these investors than they do for us. Provisions of our amended and restated certificate of incorporation address corporate opportunities that are presented to our directors and officers that are also directors of officers of Dell Technologies or VMware. We cannot assure you that our amended and restated certificate of incorporation will adequately address potential conflicts of interest or that potential conflicts of interest will be resolved in our favor or that we will be able to take advantage of corporate opportunities presented to individuals who are officers or directors of both us and Dell Technologies or VMware. As a result, we may be precluded from pursuing certain advantageous transactions or growth initiatives.

Our inability to resolve in a manner favorable to us any potential conflicts or disputes that arise between us and Dell Technologies or its subsidiaries with respect to our past and ongoing relationships may adversely affect our business and prospects.

Potential conflicts or disputes may arise between Dell Technologies or its subsidiaries and us in a number of areas relating to our past or ongoing relationships, including:

•    actual or anticipated variations in our quarterly or annual results of operations;

•    tax, employee benefit, indemnification and other matters arising from our relationship with Dell Technologies or its subsidiaries;

•    business combinations involving us;

•    our ability to engage in activities with certain ecosystem partners;

•    sales or dispositions by either of DellEMC or VMware of all or any portion of their beneficial ownership interest in us;

•    the nature, quality and pricing of services Dell Technologies or its subsidiaries have agreed to provide us;

•    business opportunities that may be attractive to us and Dell Technologies or its subsidiaries;

•    intellectual property or other proprietary rights; and

•    joint sales and marketing activities with Dell Technologies or its subsidiaries.

The resolution of any potential conflicts or disputes between us and Dell Technologies or its subsidiaries over these or other matters may be less favorable to us than the resolution we might achieve if we were dealing with an unaffiliated party.

The agreements we have entered into with Dell Technologies and certain of its subsidiaries are of varying durations and may be amended upon agreement of the parties. The terms of these agreements were primarily determined by Dell Technologies or its subsidiaries, and therefore may not be representative of the terms we could obtain on a stand-alone basis or in negotiations with an unaffiliated third party. For so long as we are controlled by Dell Technologies, we may not be able to negotiate renewals or amendments to these agreements, if required, on terms as favorable to us as those we would be able to negotiate with an unaffiliated third party.

We are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, we qualify for and rely on exemptions from certain corporate governance requirements. Accordingly, holders of our Class A common stock will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Dell Technologies owns, indirectly through its subsidiaries (including VMware), none of the outstanding shares of our Class A common stock and all of the shares of our Class B common stock, representing 68.3% of the total outstanding shares of common stock or 95.6% of the combined voting power of the outstanding common stock (subject to certain exceptions, including with respect to the election of directors, certain actions to convert the Class B common stock and certain actions that require the consent of the holders of the Class B common stock). Through its control of shares of common stock representing a majority of the votes entitled to be cast in the election of our Group I and Group II directors, Dell Technologies controls the vote to elect all of our directors. As a result, we are a “controlled company” within the meaning of the New York Stock Exchange rules. Under these rules, a “controlled company” may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the closing of an initial public offering, a listed company have a:

•    board that is composed of a majority of “independent directors,” as defined under the rules of the New York Stock Exchange;

•    compensation committee that is composed entirely of independent directors; and

•    nominating and corporate governance committee that is composed entirely of independent directors.

We are utilizing these exemptions. Our board of directors does not have a majority of independent directors and only our audit committee is subject to requirements under SEC and New York Stock Exchange rules to consist entirely of independent directors, subject to the phase-in rules of the New York Stock Exchange. Accordingly, holders of our Class A common stock do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange.

We rely on contractual arrangements with our strategic partners for a significant portion of our revenue.

Transactions processed through our strategic partners under our agency agreements with DellEMC and VMware generated 37% and 44% of our total revenue in fiscal 2018 and fiscal 2017, respectively. Any adverse changes in our joint sales arrangements or the effectiveness of such arrangements with DellEMC or VMware could have a material impact on our results of operations.

Our stock price could be impacted by the reported results and other statements of Dell Technologies.

As the majority owner of our stock, Dell Technologies includes our accounts in its consolidated financial statements, subject to non-controlling interest adjustments to eliminate the portion of our accounts that are attributable to other stockholders outside of the Dell Technologies consolidated group of companies. Such non-controlling interest adjustments include those pertaining to both Pivotal and other companies for which Dell Technologies is a less than 100% owner. Dell Technologies does not report Pivotal’s financial information as a standalone segment. Accordingly, any information about Pivotal that is included in Dell Technologies’ financial statements or other public statements is necessarily limited. Nevertheless, the information provided or the conclusions that investors or analysts draw from such information could have an adverse impact on the trading price of our Class A common stock.

Third parties may seek to hold us responsible for liabilities of Dell Technologies, DellEMC or VMware, which could result in a decrease in our income.

Third parties may seek to hold us responsible for liabilities of Dell Technologies, DellEMC or VMware. Under the original contribution agreements with DellEMC and VMware pursuant to which DellEMC and VMware contributed certain of their businesses to us when we were first formed, DellEMC and VMware agreed to indemnify us for claims and losses relating to liabilities related to DellEMC’s and VMware’s businesses and not related to our business. The original contribution agreements have no set terms, and these indemnification obligations will continue indefinitely except to the extent limited by law or the mutual agreement of the parties. In addition, under the master transaction agreement, we will indemnify Dell Technologies for claims and losses relating to liabilities related to our business. If those liabilities are significant and we are ultimately held liable for them, we cannot assure you that we will be able to recover the full amount of our losses from Dell Technologies, DellEMC or VMware.

Dell Technologies’ or VMware’s competitive position in certain markets may constrain our ability to build and maintain partnerships.

Our existing and potential partner relationships may be negatively affected by our relationships with Dell Technologies and VMware, our largest stockholders. We do and may partner with companies that compete with Dell Technologies or VMware in certain markets. Dell Technologies’ control over us and VMware may affect our ability to effectively partner with these companies. These companies may favor our competitors because of our relationship with Dell Technologies and VMware.

To preserve Dell Technologies’ ability to conduct a tax-free distribution of the shares of our Class B common stock that it beneficially owns, we may be prevented from pursuing opportunities to raise capital, acquire other companies or undertake other transactions, which could hurt our ability to grow.

To preserve its ability to effect a future tax-free spin-off of us, or certain other tax-free transactions involving us, Dell Technologies is required to maintain “control” of us within the meaning of Section 368(c) of the Internal Revenue Code, which is defined as 80% of the total voting power and 80% of each class of nonvoting stock. We have entered into a tax sharing agreement with Dell Technologies, which restricts our ability to issue any stock, issue any instrument that is convertible, exercisable or exchangeable into any of our stock or which may be deemed to be equity for tax purposes, or take any other action that would be reasonably expected to cause Dell Technologies to beneficially own stock in us that, on a fully diluted basis, does not constitute “control” within the meaning of Section 368(c) of the Internal Revenue Code. We also have agreed to indemnify Dell Technologies for any breach by us of the tax sharing agreement. Additionally, under our amended and restated certificate of incorporation and the master transaction agreement, until such time as the Dell Technologies Entities cease to beneficially own in the aggregate shares of our capital stock representing at least 30% of the Voting Power or no shares of our Class B common stock remain outstanding, the prior affirmative vote of the holders of a majority of the outstanding shares of Class B common stock, voting as a separate class, is required in order to authorize us to issue stock or other securities, subject to certain exceptions. We also have agreed to indemnify Dell Technologies for any breach by us of the master transaction agreement. As a result, we may be prevented from raising equity capital or pursuing acquisitions or other growth initiatives that involve issuing equity securities as consideration.

Our net operating loss carryforwards and other tax assets prior to our initial public offering are generally unavailable for our use.

Since fiscal 2014, our U.S. federal and state net operating losses and research credits and foreign tax credits were fully applied against DellEMC’s or Dell Technologies’ consolidated returns as we were included in the consolidated U.S. federal and state income tax returns of DellEMC and, after Dell Technologies’ acquisition of EMC Corporation, Dell Technologies. As a result of our IPO, we left Dell Technologies’ U.S. federal and certain state returns. Our U.S. federal loss carryforwards as of February 2, 2018 were therefore reduced during the three months ended May 4, 2018.   Certain state net operating loss carryforwards are still reflected on a separate return basis and would be reduced in a similar manner if we were to leave those group returns.  We will continue to maintain a valuation allowance for such net operating loss carryforwards and credits. Pursuant to our tax sharing agreement with Dell Technologies and DellEMC, we are limited in our ability to carryback net operating losses. Additionally, recently-enacted U.S. federal tax reform may limit our ability to use future net operating losses.

We could be held liable for the tax liabilities of other members of Dell Technologies’ consolidated tax group.

We have historically been included in either DellEMC’s or Dell Technologies’ consolidated group for income tax purposes and entered into a tax sharing agreement with Dell Technologies.  As a result of our IPO, we left Dell Technologies’ U.S. federal and certain state returns

When we become subject to income tax audits as a member of a Dell Technologies’ group return, the tax sharing agreement provides that Dell Technologies has authority to control the audit and represent Dell Technologies’ and our interests to the tax authority. Accordingly, if we and Dell Technologies differ on appropriate responses and positions to take with respect to tax questions that may arise in the course of an audit, our ability to affect the outcome of such audits may be impaired.

Each member of a consolidated group during any part of a consolidated return year is jointly and severally liable for tax on the consolidated return of such year and for any subsequently determined deficiency thereon. Similarly, in some jurisdictions, each member of a consolidated, combined or unitary return for state, local or non-U.S. income tax purposes is jointly and severally liable for the state, local or non-U.S. income tax liability of each other member of the consolidated, combined or unitary return. Accordingly, for any period in which we were included in the Dell Technologies consolidated return for U.S. federal income tax purposes or any other consolidated, combined or unitary return of Dell Technologies and its subsidiaries, we could be liable in the event that any income tax liability was incurred, but not discharged, by any other member of any such return. In addition, if a distribution by Dell Technologies of our Class B common stock fails to qualify as a tax-free spin-off, and neither we nor Dell Technologies has breached the tax sharing agreement, we will generally be liable for 50% of any resulting tax.

Risks Related to Ownership of Our Class A Common Stock

An active trading market for our Class A common stock may never develop or be sustained.

Although we have listed our Class A common stock on the New York Stock Exchange under the symbol PVTL, we cannot assure you that an active trading market for our Class A common stock will continue on that exchange or elsewhere or  that any market will be sustained. Accordingly, we cannot assure you of the likelihood of your ability to sell your shares of Class A common stock when desired, the prices that you may be able to obtain for your shares or the liquidity of any trading market.

The price of our Class A common stock may be volatile, which could cause the value of your investment to decline.

Technology stocks have historically experienced high levels of volatility. The trading price of our Class A common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that may cause the market price of our Class A common stock to fluctuate include:

•    announcements of new offerings, services or technologies, relationships with partners, acquisitions or other events by us or our competitors;

•    changes in economic conditions;

•    price and volume fluctuations in the overall stock market from time to time;

•    significant volatility in the market price and trading volume of technology companies in general and of companies in our industry;

•    fluctuations in the trading volume of our shares or the size of our public float;

•    actual or anticipated changes or fluctuations in our results of operations or other key metrics;

•    whether our results of operations or other key metrics meet the expectations of securities analysts or investors;

•    actual or anticipated changes in the expectations of investors or securities analysts;

•    the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•    developments or disputes concerning our intellectual property or other proprietary rights;

•    litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•    changes in accounting standards, policies, guidelines, interpretations or principles;

•    regulatory developments in the United States, foreign countries or both;

•    major catastrophic events in our domestic and foreign markets;

•    sales of large blocks of our stock; and

•    departures of key personnel.

In addition, if the market for technology stocks or the overall stock market experience a loss of investor confidence, the trading price of our Class A common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our Class A common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our Class A common stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business, and this could have a material adverse effect on our business, results of operations and financial condition.

Sales of a substantial number of shares of our Class A common stock in the public market by our existing stockholders could cause the price of our Class A common stock to decline.

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that sales may have on the prevailing price of our Class A common stock.

Subject to certain exceptions, we, our executive officers, directors, the selling stockholder and holders of substantially all of our common stock and securities convertible into or exercisable or exchangeable for shares of our common stock have entered into lock-up agreements under which we and they have agreed that, subject to certain exceptions, without the prior written consent of Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC, we and they will not dispose of or hedge any of these securities during the lock-up period. In addition, our executive officers, directors and holders of substantially all of these securities have entered into market standoff agreements with us under which they have agreed that, subject to certain exceptions, without our consent, they will not dispose of or hedge any of these securities during the lock-up period. We have agreed that, without the prior written consent of Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC, we will not release any of the securities subject to these market standoff agreements. These securities will become available to be sold in the public markets on October 17, 2018, when the lock-up period in the lock-up agreements and market standoff agreements expires. In addition, Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC may release all or some portion of the shares subject to the lock-up agreements or market standoff agreements prior to October 17, 2018. Sales of a substantial number of such shares upon expiration of, or the perception that such sales may occur, or early release of the securities subject to, the lock-up agreements or market standoff agreements, could cause our stock price to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.

All of the shares of common stock issuable upon the exercise of stock options, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to existing lock-up or market standoff agreements and applicable vesting requirements.

As of May 4, 2018, holders of up to approximately 256,973,571 shares of our Class A common stock (including shares issuable upon conversion of Class B common stock) will have rights, subject to certain conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also intend to register the offer and sale of all shares of capital stock that we may issue under our equity compensation plans.

Future sales and issuances of our common stock or rights to purchase common stock could result in additional dilution to our stockholders and could cause the price of our Class A common stock to decline.

We may issue additional Class A or Class B common stock, convertible securities or other equity in the future. We also expect to issue Class A common stock to our employees, directors and other service providers pursuant to our equity incentive plans. Such issuances could be dilutive to investors and could cause the price of our Class A common stock to decline. If we seek to engage in additional equity financing, we may not be able to obtain such financing on favorable terms, if at all. New investors in such issuances could receive rights senior to those of holders of our Class A common stock.

The difference in the voting rights of our classes of capital stock may harm the value and liquidity of our Class A common stock.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. The difference in the voting rights of the Class A common stock and the Class B common stock could harm the value of the Class A common stock to the extent that any current or future investor in our common stock ascribes value to the voting rights associated with the Class B common stock. The existence of dual classes of our common stock could result in less liquidity for any such class than if there were only one class of our capital stock.

The dual class structure of our common stock may adversely affect the trading price of our Class A common stock.

Our Class B common stock has ten votes per share and our Class A common stock, which is our publicly traded stock, has one vote per share subject to certain exceptions, including with respect to the election of directors, certain actions to convert the Class B common stock and certain actions that require the consent of the holders of the Class B common stock. As discussed in “Risk Factors—Holders of our Class A common stock have limited ability to influence matters requiring stockholder approval,” these differences in voting rights may adversely affect the market price of our Class A common stock.

In addition, in 2017, FTSE Russell, S&P Dow Jones and MSCI announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices to exclude companies with multiple classes of shares of common stock from being added to such indices. FTSE Russell announced plans to require new constituents of its indices to have at least five percent of their voting rights in the hands of public stockholders, whereas S&P Dow Jones announced that companies with multiple share classes, such as ours, will not be eligible for inclusion in the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. MSCI also opened public consultations on their treatment of no-vote and multi-class structures and has temporarily barred new multi-class listings from its ACWI Investable Market Index and U.S. Investable Market 2500 Index. We cannot assure you that other stock indices will not take a similar approach to FTSE Russell, S&P Dow Jones and MSCI in the future. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in any of these indices and, as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track these indices will not invest in our stock. These policies are new and it is unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included.

We do not expect to pay any cash dividends for the foreseeable future. Investors may never obtain a return on their investment.

We have never paid dividends to our stockholders. Anyone considering investing in our Class A common stock should not rely on such investment to provide dividend income. We do not anticipate that we will pay any cash dividends to holders of Class A common stock in the foreseeable future. Instead, we currently plan to retain any earnings to maintain and expand our existing operations. In addition, our current revolving credit facility and future debt financing arrangements contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase the Class A common stock.

Delaware law and our amended and restated certificate of incorporation and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:

•    the provision that our Class B common stock is generally entitled to ten votes per share, while our Class A common stock is entitled to one vote per share, subject to certain exceptions, enabling Dell Technologies, as the beneficial owner of all outstanding shares of our Class B common stock and a majority of the outstanding shares of our Class A common stock, to control the outcome of substantially all matters submitted to a vote of our stockholders, including the election of directors;

•    the provision that, so long as any shares of our Class B common stock are outstanding, the holders of shares of our Class B common stock, voting as a separate class, will be entitled to elect at least 80% of our directors, and that Dell Technologies may designate a Group I director that will be entitled to cast, on all matters upon which a vote or consent of the board of directors is taken, a number of votes equal to one plus the number of vacant Group I directorships then existing;

•    the provision that any merger, consolidation, business combination or sale of all or substantially all of our assets must be approved by the holders of a majority of the outstanding shares of our Class B common stock until such time (if any) as the Dell Technologies Entities cease to beneficially own in the aggregate shares of our capital stock representing at least 30% of the Voting Power or no shares of Class B common stock are outstanding;

•    certain supermajority thresholds for our stockholders to amend certain provisions of our amended and restated certificate of incorporation or to amend our bylaws;

•    a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;

•    the provision that a director may be removed only for cause at any time when the Dell Technologies Affiliates do not beneficially own in the aggregate shares of capital stock representing a majority of the votes entitled to be cast to elect such director;

•    the provision that any vacancy on the board of directors may be filled only by the affirmative vote of, (i) in the case of any Group I director, a majority of votes entitled to be cast by the remaining Group I directors then in office at any time when the Dell Technologies Affiliates do not beneficially own in the aggregate shares of capital stock representing a majority of the votes entitled to be cast to elect any Group I director, and (ii) in the case of any Group II director, a majority of votes entitled to be cast by the remaining directors then in office at any time when the Dell Technologies Affiliates do not beneficially own in the aggregate shares of capital stock representing a majority of the votes entitled to be cast to elect any Group II director, in each case, which would prevent other stockholders from being able to fill vacancies on our board of directors;

•    the provision that a special meeting of stockholders may be called only by the board chairperson, the vote of a majority of the votes entitled to be cast by the directors then in office or, so long as the Dell Technologies Affiliates beneficially own in the aggregate shares of our capital stock representing a majority of the Voting Power, Dell Technologies;

•    the prohibition of cumulative voting in the election of directors or any other matters, which would otherwise allow less than a majority of stockholders to elect director candidates;

•    the requirement for advance notice for nominations for election to the board of directors or for proposing matters that can be acted upon at a stockholders’ meeting;

•    the provision that at any time when the Dell Technologies Affiliates do not beneficially own in the aggregate shares of our capital stock representing a majority of the Voting Power, any action required or permitted to be taken by our stockholders at any annual or special meeting may not be effected by a written consent in lieu of a meeting (other than any exercise of the consent rights of the holders of our Class B common stock); and

•    the ability of our board of directors to issue without stockholder approval, other than approval by holders of our Class B common stock exercising their consent rights to provide for the issuance of up to 500,000,000 shares of preferred stock, in one or more series, with terms and conditions, and having rights, privileges and preferences, to be determined by the board of directors.

In addition, we will become subject to Section 203 of the Delaware General Corporation Law at such time (if any) as the Dell Technologies Affiliates cease to beneficially own in the aggregate shares of our capital stock representing at least 10% of the Voting Power. This statute prohibits a Delaware corporation listed on a national securities exchange from engaging in a business combination with an interested stockholder (generally a person who, together with its affiliates, owns or within the last three years has owned 15% or more of our voting stock) for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

These provisions in our amended and restated certificate of incorporation and bylaws and under Delaware law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the exclusive forum for:

•    any derivative action or proceeding brought on our behalf;

•    any action asserting a claim of breach of a fiduciary duty owed by, or other wrongdoing by, any of our directors, officers or other employees, or stockholders to us or our stockholders;

•    any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware; and

•    any action asserting a claim governed by the internal affairs doctrine.

Any person purchasing or otherwise acquiring or holding any interest in shares of our capital stock is deemed to have received notice of and consented to the foregoing provisions. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds more favorable for disputes with us or with our directors, our officers or other employees, or our other stockholders, including our majority stockholder, which may discourage such lawsuits against us and such other persons. Alternatively, if a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, results of operations and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

From February 3, 2018 through April 19, 2018 (the day before the filing of our registration statement on Form S-8), we granted stock options to our employees to purchase an aggregate of 1,631,900 shares of Class A common stock under the 2013 Plan at per share exercise price of $10.90.

The issuances of the above securities were exempt from registration under the Securities Act, in reliance upon Section 4(2) of the Securities Act, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

Use of Proceeds for Initial Public Offering of Class A Common Stock

On April 19, 2018, our Registration Statement on Form S-1 (File No. 333-223872) was declared effective by the SEC for our IPO of Class A common stock, pursuant to which we sold an aggregate of 38,667,000 shares of our Class A common stock (which includes the exercise of the underwriters’ over-allotment option) at a public offering price of $15.00 per share, for aggregate net proceeds of approximately $544.4 million, after deducting underwriter discounts and commissions paid by us of approximately $30.5 million and other offering expenses of approximately $3.7 million. Morgan Stanley & Co. LLC, Goldman, Sachs & Co. LLC, and Citigroup Global Markets Inc. acted as book-running managers for the IPO.  The offering commenced on April 19, 2018 and closed on April 24, 2018. The offering did not terminate before all of the shares in the IPO were registered in the registration statement were sold. $530.0 million of the net offering proceeds have been invested in money market funds. There has been no material change in the planned use of proceeds from our IPO as described in the Prospectus. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities, or to our affiliates in connection with the issuance and sale of the securities registered.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

Exhibit No.		Description

EXHIBIT 31.1	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Executive Officer.

EXHIBIT 31.2	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Financial Officer.

EXHIBIT 32.1	-	Section 1350 Certifications — Chief Executive Officer.

EXHIBIT 32.2	-	Section 1350 Certifications — Chief Financial Officer.

EXHIBIT 101.INS	-	XBRL Instance Document.

EXHIBIT 101.SCH	-	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIVOTAL SOFTWARE, INC.

Dated: June 14, 2018	By:	/s/ Robert Mee
Robert Mee
Chief Executive Officer and Director (Principal Executive Officer)

Dated: June 14, 2018	By:	/s/ Cynthia Gaylor
Cynthia Gaylor
Senior Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)