Form 10-Q
period 2018-08-03
Pivotal Software, Inc.
filed 2018-09-13
CIK 1574135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☑	Smaller reporting company ☐
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑.

There were 257,385,436 shares of common stock outstanding, consisting of 81,871,164 outstanding shares of Class A common stock and 175,514,272 outstanding shares of Class B common stock, as of August 31, 2018.

Pivotal Software, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

Pivotal Software, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	August 3,	February 2,
	2018	2018
Assets
Current assets:
Cash and cash equivalents	$671,708	$73,012
Accounts receivable, less allowance for doubtful accounts of $3,431 and $3,264 as of August 3, 2018 and February 2, 2018, respectively	132,443	210,677
Due from Parent	1,531	31,096
Deferred sales commissions, current	35,594	38,937
Other assets, current	15,698	13,012
Total current assets	856,974	366,734
Property, plant and equipment, net	28,772	31,985
Intangible assets, net	21,752	26,651
Goodwill	696,226	696,226
Deferred income taxes	561	463
Deferred sales commissions, noncurrent	23,960	24,890
Other assets, noncurrent	4,834	6,448
Total assets	$1,633,079	$1,153,397

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$16,477	$17,214
Due to Parent	11,576	15,451
Accrued expenses	46,935	64,251
Income taxes payable	1,312	1,748
Deferred revenue, current	244,727	260,341
Other liabilities, current	6,704	1,109
Total current liabilities	327,731	360,114
Deferred revenue, noncurrent	61,882	57,126
Deferred income taxes	131	427
Debt, noncurrent	—	20,000
Other liabilities, noncurrent	8,520	7,931
Total liabilities	398,264	445,598
Commitments and contingencies (Note 14)
Redeemable convertible preferred stock	—	1,248,327
Stockholders’ equity (deficit):
Class A common stock	819	43
Class B common stock	1,755	650
Additional paid-in capital	2,436,568	595,113
Accumulated deficit	(1,210,722)	(1,142,600)
Accumulated other comprehensive income	5,720	5,554
Total Pivotal stockholders’ equity (deficit)	1,234,140	(541,240)
Non-controlling interest	675	712
Total stockholders’ equity (deficit)	1,234,815	(540,528)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$1,633,079	$1,153,397

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pivotal Software, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2018	2017	2018	2017
Revenue:
Subscription	$97,494	$64,566	$187,615	$117,989
Services	66,914	61,444	132,528	129,231
Total revenue	164,408	126,010	320,143	247,220

Cost of revenue:
Subscription	8,105	7,618	16,234	15,116
Services	53,129	48,726	104,291	100,261
Total cost of revenue	61,234	56,344	120,525	115,377

Gross Profit	103,174	69,666	199,618	131,843
Operating expenses:
Sales and marketing	70,550	52,875	139,688	105,032
Research and development	47,001	39,661	91,429	79,679
General and administrative	21,025	15,364	37,433	33,777
Total operating expenses	138,576	107,900	268,550	218,488

Loss from operations	(35,402)	(38,234)	(68,932)	(86,645)
Other income, net	237	1,910	546	2,631
Loss before provision for (benefit from) income taxes	(35,165)	(36,324)	(68,386)	(84,014)
Provision for (benefit from) income taxes	437	(822)	(227)	2,832
Net loss	(35,602)	(35,502)	(68,159)	(86,846)
Less: Net loss (income) attributable to non-controlling interest	(5)	118	37	(84)
Net loss attributable to Pivotal	$(35,607)	$(35,384)	$(68,122)	$(86,930)

Net loss per share attributable to common stockholders, basic and diluted	$(0.14)	$(0.52)	$(0.38)	$(1.28)

Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	257,240	68,330	181,404	68,142

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pivotal Software, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2018	2017	2018	2017

Net loss	$(35,602)	$(35,502)	$(68,159)	$(86,846)
Foreign currency translation adjustments	5	(717)	166	(861)
Comprehensive loss	(35,597)	(36,219)	(67,993)	(87,707)
Less: Net loss (income) attributable to the non-controlling interest	(5)	118	37	(84)
Comprehensive loss attributable to Pivotal	$(35,602)	$(36,101)	$(67,956)	$(87,791)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pivotal Software, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	August 3,	August 4,
	2018	2017
Cash flows from operating activities:
Net loss	$(68,159)	$(86,846)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,354	11,073
Stock-based compensation expense	29,805	11,409
Provision for doubtful accounts	619	—
Deferred income taxes	(405)	209
Gain on sale of investment	(3,234)	—
Other	1,461	855
Changes in assets and liabilities
Accounts receivable	76,340	13,764
Due from Parent	(236)	—
Deferred sales commissions	4,272	3,024
Other assets	(2,457)	(3,746)
Accounts payable	(547)	4,640
Due to Parent	(3,185)	(23,128)
Deferred revenue	(10,554)	(7,774)
Accrued expenses	(16,213)	13,468
Other liabilities	5,959	2,086
Net cash provided by (used in) operating activities	22,820	(60,966)

Cash flows from investing activities:
Additions to property, plant and equipment	(4,052)	(8,458)
Proceeds from sale of investment	3,234	—
Net cash used in investing activities	(818)	(8,458)

Cash flows from financing activities:
Proceeds from the initial public offering, net of issuance costs paid	544,674	—
Proceeds from the issuance of common stock	9,424	3,935
Contribution from DellEMC	41,277	25,800
Borrowings on credit facility	15,000	—
Repayments on credit facility	(35,000)	—
Net cash provided by financing activities	575,375	29,735
Effect of exchange rate changes on cash and cash equivalents	1,319	(1,798)
Net increase (decrease) in cash and cash equivalents	598,696	(41,487)
Cash and cash equivalents at beginning of period	73,012	133,873
Cash and cash equivalents at end of period	$671,708	$92,386

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

Initial Public Offering

On April 19, 2018, we commenced an initial public offering (“IPO”), which closed on April 24, 2018.  As part of the IPO, we issued and sold 38,667,000 shares Class A common stock, which included 5,550,000 shares sold pursuant to the exercise by the underwriters’ option to purchase additional shares at a public offering price of $15.00 per share. We received net proceeds of $548.1 million from the IPO, after underwriters’ discounts and commissions and before deducting offering costs of approximately $3.7 million, of which $0.3 million is accrued as of August 3, 2018. Prior to the completion of the IPO, all shares of Series A and C-1 redeemable convertible preferred stock then outstanding were converted into 110,466,653 shares of Class B common stock on a one-to-one basis and all shares of Series B and C redeemable convertible preferred stock then outstanding were converted into 37,412,396 shares of Class A common stock on a one-to-one basis.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Pivotal Software, Inc. and its wholly-owned and majority-owned subsidiaries.  The condensed consolidated balance sheet as of February 2, 2018 included herein was derived from the audited financial statements as of that date. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Pivotal’s results of operations, financial position and cash flows for the periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the periods presented in this report are not necessarily indicative of results to be expected for the full fiscal year 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements filed pursuant to Rule 424(b) under the Securities Act of 1933 on April 20, 2018 (the “Prospectus”).

Following the acquisition of EMC Corporation by Dell Technologies Inc. (“Dell Technologies”) in September 2016 our majority stockholder became Dell Technologies. DellEMC and VMware, Inc. (“VMware”), which is also a majority-owned subsidiary of Dell Technologies, are collectively referred to as the “Parent” in these notes to the condensed consolidated financial statements. “DellEMC” refers to EMC Corporation, the wholly-owned subsidiary of Dell Inc. and the indirect wholly-owned subsidiary of Dell

Technologies that directly and indirectly holds shares of our Class B common stock, whether before or after its acquisition by Dell Technologies. Our results of operations and financial position are consolidated with Dell Technologies’ financial statements.

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

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Estimates are revised as additional information becomes available. In the condensed consolidated statements of operations, estimates are used, but are not limited to, when accounting for revenue arrangements, income taxes and the related valuation allowance and the valuation of common stock options. In the condensed consolidated balance sheets, estimates are used in, but are not limited to, the determination of the valuation and recoverability of assets, such as accounts receivable, fixed assets, deferred sales commissions, goodwill and other identifiable intangible assets, and estimates are used in determining the reported amounts of liabilities, including the impact of contingencies, all of which also impact the condensed consolidated statements of operations. Actual results could differ from these estimates and such differences could be material to our condensed consolidated financial position and results of operations.

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies described in the Company’s Prospectus.

Recently Adopted Accounting Pronouncements

Statement of Cash Flows—In August 2016,the Financial Accounting Standards Board (“the FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The update was issued with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230 and other topics. The adoption of this pronouncement was effective beginning with our fiscal 2019 period and had no effect on our financial position, results of operations or liquidity.

Income Taxes—In October 2016, the FASB issued ASU No. 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory (Topic 740),” which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Prior to the issuance of this ASU, existing guidance prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset had been sold to an outside party. The adoption of this pronouncement was effective beginning with our fiscal 2019 period and it had no effect on our financial position, results of operations or liquidity.

Business Combinations—In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies when transactions should be accounted for as acquisitions (or disposals) of assets or business. The adoption of this pronouncement was effective beginning with our fiscal 2019, including interim periods within that fiscal year, and it had no effect on our financial position, results of operations or liquidity.

Compensation—Stock Compensation—In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting.” The update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. The adoption of this pronouncement was effective beginning with our fiscal 2019 period and it had no effect on our financial position, results of operations or liquidity.

Compensation—Stock Compensation—In June 2018, the FASB issued ASU No. 2018-07, “Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting,” which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. The early adoption of this pronouncement was effective beginning with our fiscal 2019 period and it had no effect on our financial position, results of operations or liquidity.

Recently Issued Accounting Pronouncements

Leases—In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to recognize most lease liabilities on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The update states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The update is effective for annual and interim periods beginning with our fiscal 2020, and early adoption is permitted. We continue to evaluate the impact of this guidance on our consolidated financial statements and related disclosures, but expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.

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

3.              Deferred Sales Commissions

Deferred sales commissions, current and noncurrent, were $59.6 million and $63.8 million as of August 3, 2018 and February 2, 2018, respectively. Amortization expense for these deferred commissions costs was $11.8 million for both the three month periods ended August 3, 2018 and August 4, 2017, respectively and was $24.4 million and $23.2 million for the six months ended August 3, 2018 and August 4, 2017, respectively. We defer commissions costs related to acquiring new customers and expanding sales to existing customers over the estimated customer life. We defer commissions costs related to customer renewals over the contract term. There was no impairment loss related to the commissions costs capitalized for the periods presented.

4.              Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	August 3,	February 2,
	2018	2018
Furniture and fixtures	$7,096	$5,961
Equipment	18,621	19,723
Software	6,181	5,423
Leasehold improvements	37,739	37,796
Total property, plant and equipment	69,637	68,903
Accumulated depreciation	(40,865)	(36,918)
Property, plant and equipment, net	$28,772	$31,985

For the three months ended August 3, 2018 and August 4, 2017, depreciation expense was $2.9 million and $2.8 million, respectively, and for the six months ended August 3, 2018 and August 4, 2017, depreciation expense was $5.9 million and $5.2 million, respectively.

5.              Intangible Assets

Intangible assets, excluding goodwill, consist of the following (in thousands):

	August 3, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$87,573	$(86,845)	$728
Trademarks and tradenames	12,900	(10,946)	1,954
Customer relationships and customer lists	55,800	(36,730)	19,070
Other	2,750	(2,750)	—
Intangible Assets	$159,023	$(137,271)	$21,752

	February 2, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$90,198	$(87,153)	$3,045
Trademarks and tradenames	12,900	(10,291)	2,609
Customer relationships and customer lists	55,800	(34,803)	20,997
Other	2,750	(2,750)	—
Intangible Assets	$161,648	$(134,997)	$26,651

For the three months ended August 3, 2018 and August 4, 2017, amortization expense was $1.7 million and $2.9 million, respectively, and for the six months ended August 3, 2018 and August 4, 2017, amortization expense was $3.4 million and $5.8 million, respectively. During the three months ended on August 3, 2018 we impaired certain purchased technology assets for a total amount of $1.5 million.

As of August 3, 2018, future expected amortization expense of intangible assets is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2019	$3,070
2020	4,425
2021	2,496
2022	1,809
2023	1,791
Thereafter	8,161

6.              Accrued Expenses

Accrued expenses consist of the following (in thousands):

	August 3,	February 2,
	2018	2018
Accrued salaries and benefits	$27,786	$30,389
Accrued commissions	5,903	16,619
Other	13,246	17,243
Accrued expenses	$46,935	$64,251

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

Our cash and cash equivalents of $671.7 million and $73.0 million as of August 3, 2018 and February 2, 2018, respectively, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Our cash equivalents include money market funds of $557.5 million and $0 as of August 3, 2018 and February 2, 2018, respectively.

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

We have the option to repay any borrowings under the Revolving Facility prior to maturity without penalty. The Revolving Facility contains customary representations and warranties that require us to comply with certain covenants, including financial covenants relating to our operating performance and liquidity. We were in compliance with these financial covenants as of August 3, 2018.

We may also request, subject to certain conditions, increases in the commitments under the Revolving Facility in an aggregate amount of up to $50.0 million on the same maturity, pricing and other terms applicable to the then-existing commitments under the Revolving Facility. There can be no assurance that such increases will be available.

During the three months ended May 4, 2018, we borrowed $15.0 million under the Revolving Facility, which was in addition to the $20.0 million that was already outstanding as of February 2, 2018, and then repaid the total outstanding balance of $35.0 million on the Revolving Facility by April 2018. During the three months ended August 3, 2018, we did not draw down on the Revolving Facility. As of August 3, 2018, no amounts were outstanding under the Revolving Facility.

9.              Unearned Revenue and Performance Obligations

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. During the three months ended August 3, 2018 and August 4, 2017 we recognized revenue of $104.8 million and $62.9 million, respectively, and during the six months ended August 3, 2018 and August 4, 2017 we recognized revenue of $176.5 million and $122.3 million, respectively, which was included in the corresponding deferred revenue balance at the beginning of the reporting periods presented.

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

Remaining Performance Obligations

The typical contract term for subscription contracts is one to three years, while the contract term for professional services is generally less than twelve months. Our contracts are non-cancelable over the contractual term. As of August 3, 2018, the aggregate amount of the transaction price allocated to billed and unbilled remaining performance obligations for subscriptions and services for which revenue has not yet been recognized was approximately $790 million. We expect to recognize approximately 50% of the transaction price as subscription or services revenue over the next 12 months and the remainder thereafter. As of February 2, 2018, the aggregate amount of the transaction price allocated to billed and unbilled remaining performance obligations for subscriptions and services for which revenue had not yet been recognized was approximately $820 million.

10.       Income Taxes

As a result of the IPO, we are no longer included in the Dell Technologies U.S. federal tax return. Our federal deferred tax assets and liabilities previously calculated on a separate return basis have been adjusted to reflect only the actual carryforward items which Pivotal has on its separate federal tax return. We continue to present on a separate return basis the deferred tax assets and liabilities for those states where we file unitary returns with the Dell Technologies group. As of February 2, 2018, we had gross federal net operating loss carryforwards of $627.8 million which were removed in April 2018 due to the federal deconsolidation from Dell Technologies. A full valuation allowance was recorded against U.S. federal, state and certain foreign deferred tax assets because we determined that it was more likely than not that those deferred tax assets would not be realized. As of August 3, 2018, we have a net deferred tax asset of $0.4 million.

For the three months ended August 3, 2018 and August 4, 2017,  the income tax provision (benefit) was $0.4 million and $(0.8) million, respectively, and for the six months ended August 3, 2018 and August 4, 2017, the income tax provision (benefit) was $(0.2) million and $2.8 million, respectively. Our quarterly provision is primarily due to foreign taxes due in profitable jurisdictions.

11.       Common Stock and Stock-Based Awards

As of August 3, 2018, we had 4,000,000,000 shares of Class A common stock authorized, of which 81,871,164 shares were issued and outstanding, and 500,000,000 shares of Class B common stock authorized, of which 175,514,272 shares were issued and outstanding. Both Class A common stock and Class B common stock have a par value of $0.01 per share. As of August 3, 2018, we had reserved 74,890,957 shares of common stock available for future equity award grants under our equity incentive plans and for future issuance upon exercise of any outstanding stock options and upon vesting of restricted stock units.

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

The following table reflects our stock option activity during the six months ended August 3, 2018 (in thousands):

	Number of Shares Subject to Options	Weighted-Average Exercise Price
Options outstanding at February 2, 2018	54,388	$7.82
Granted	2,808	$13.99
Exercised	(1,493)	$6.31
Forfeited	(967)	$9.05
Expired / cancelled	(269)	$6.99
Options outstanding at August 3, 2018	54,467	$8.15

As of August 3, 2018, there was $80.9 million of unrecognized compensation cost related to the unvested options, which is expected to be recognized over the remaining vesting period.

Restricted Stock Units

The Company granted 0.3 million and 8.7 million Restricted Stock Units (“RSUs”) with an aggregate fair value of $7.4 million and $133.2 million in the three and six months ended August 3, 2018, respectively, of which all are substantially unvested and outstanding as of August 3, 2018. RSUs awarded under the 2018 Equity Incentive Plan will generally vest over four years. The vesting is contingent on the employees’ continued service through such date. RSUs are generally subject to forfeiture if employment terminates prior to the vesting date. We expense the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs on the date of grant, ratably over the period during which the vesting restrictions lapse.

The following table reflects our RSU activity during the three and six months ended August 3, 2018 (in thousands):

	Number of Restricted Stock Units	Weighted- Average Grant Fair Value
RSUs outstanding at February 2, 2018	—	$—
Granted	8,388	$15.00
Forfeited	—	$—
RSUs outstanding at May 4, 2018	8,388	$15.00
Granted	267	$27.84
Forfeited	(58)	$15.00
RSUs outstanding at August 3, 2018	8,597	$15.40

For the three and six months ended August 3, 2018, stock-based compensation expense associated with RSUs was $8.4 million and $9.8 million, respectively. As of August 3, 2018, there was $122.1 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over the remaining vesting period.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (the “ESPP”) became effective upon our IPO. The ESPP initially reserved and authorized the issuance of up to a total of 2,800,000 shares of Class A common stock to participating employees. Eligible employees may elect to participate in the ESPP in accordance with the enrollment procedures, upon which the employee authorizes payroll deductions from his or her paycheck on each payroll date during the offering period in an amount equal to at least 1% of his or her compensation, but not more than the contribution limit. The contribution limit for each offering period is the lesser of (i) 15% of an eligible employee’s compensation for the offering period or (ii) $7,500. Except for the initial offering period, the ESPP provides for 6-month offering periods commencing on January 11 or July 11 and ending on July 10 or January 10 of each year. The initial offering period under the ESPP commenced on April 20, 2018 and will end on January 10, 2019. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. For the three and six months ended August 3, 2018, stock-based compensation expense associated with the ESPP was $1.0 million and $1.2 million, respectively. As of August 3, 2018, there was $1.9 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over the remaining term of the initial offering period.

Stock-Based Compensation Expense

The following table summarizes the components of total equity stock-based compensation expense included in our condensed consolidated financial statements for each of the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2018	2017	2018	2017
Cost of revenue - subscription	$411	$87	$638	$180
Cost of revenue - services	4,188	1,186	6,477	2,505
Sales and marketing	5,688	1,697	9,259	3,352
Research and development	5,386	1,372	8,250	3,084
General and administrative	3,371	1,060	5,181	2,288
Total stock-based compensation expense	$19,044	$5,402	$29,805	$11,409

The expense related to awards previously granted by DellEMC and VMware to certain of our employees was $0.3 million and $0.1 million for the three months ended August 3, 2018 and August 4, 2017, respectively, and was $0.6 million and $0.2 million for the six months ended August 3, 2018 and August 4, 2017, respectively.

12.            Net Loss per Share

Basic loss per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net loss attributable to common stockholders by the weighted-average shares outstanding during the period.

The following table sets forth basic and diluted earnings (loss) per share for each of the periods presented (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2018	2017	2018	2017

Numerator:
Net loss attributable to common stockholders	$(35,607)	$(35,384)	$(68,122)	$(86,930)

Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	257,240	68,330	181,404	68,142

Net loss per share attributable to common stockholders, basic and diluted	$(0.14)	$(0.52)	$(0.38)	$(1.28)

Since we were in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	August 3,	August 4,
	2018	2017
Shares subject to outstanding common stock options	54,467	39,876
Conversion of convertible preferred stock	—	147,879
Unvested RSUs issued and outstanding	8,597	—
Shares committed under the ESPP	801	—
Total	63,865	187,755

13.            Related Party Transactions

DellEMC and VMware Agency Arrangements

Dell, including DellEMC and VMware, are our customers. Since our formation, we have also entered into agency arrangements with DellEMC and VMware that enable our sales team to sell our subscriptions and services leveraging the DellEMC and VMware enterprise relationships and end customer contracts. These transactions result in DellEMC or VMware invoicing customers and collecting on our behalf. In exchange, we pay an agency fee, which is based on a percentage of the invoiced contract amounts, for their services. Such percentage ranged from 1.5% to 5% for the six months ended August 3, 2018 and August 4, 2017, respectively.

In aggregate, we paid DellEMC and VMware $2.1 million and $1.6 million for the three months ended August 3, 2018 and  August 4, 2017, respectively, and $5.7 million and $2.9 million for the six months ended August 3, 2018 and August 4, 2017, respectively, which was deferred and amortized to sales and marketing expense over the term of the underlying customer arrangements.

Sales of our Products and Services to DellEMC and VMware

From time to time, we have sold our software products and professional, software support and other services to DellEMC and VMware for their internal use. Revenue recognized for sales of our products and services to DellEMC was $3.1 million and $2.5 million for the three months ended August 3, 2018 and August 4, 2017, respectively, and was $6.8 million and $4.8 million for the six months ended August 3, 2018 and August 4, 2017, respectively. Revenue recognized for sales of our products and services to VMware was $0.3 million and $0.4 million for the three months ended August 3, 2018 and August 4, 2017, respectively, and was $0.8 million and $1.3 million for the six months ended August 3, 2018 and August 4, 2017, respectively.

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

Charges received from DellEMC for the three months ended August 3, 2018 and August 4, 2017 were $7.6 million and $28.1 million, respectively, and for the six months ended August 3, 2018 and August 4, 2017 were $16.2 million and $61.9 million, respectively.

Dell Technologies Tax Sharing Agreement

Pursuant to a tax sharing agreement Pivotal has historically received payments from Dell Technologies for the tax benefits derived from the inclusion of our losses in certain Dell Technologies U.S federal and state group returns.  As of a result of stock issued during our IPO, Pivotal no longer qualifies for inclusion in the Dell Technologies U.S federal consolidated tax return.  This reduces the amount of benefit or expense we receive from the tax sharing agreement in prospective periods to the benefit or expense that Dell Technologies realizes from our inclusion in their unitary state returns.

As of August 3, 2018, the tax sharing agreement receivable of $0.2 million is included in the due from Parent and additional paid in capital financial statement lines.

Other Related Party Transactions

Through September 6, 2018, certain of our directors are executives of companies that are our customers. Subsequent to this date only one of our directors is an executive of a company that is our customer.

Revenue recognized from sales of subscriptions and services to General Electric Company was $2.9 million and $2.6 million for the three months ended August 3, 2018 and August 4, 2017, respectively, and was $5.9 million and $5.6 million for the six months ended August 3, 2018 and August 4, 2017, respectively.

Revenue recognized from sales of subscriptions and services to Ford Motor Company was $3.3 million and $12.2 million for the three months ended August 3, 2018 and August 4, 2017, respectively, and was $6.9 million and $23.0 million for the six months ended August 3, 2018 and August 4, 2017, respectively.

We had outstanding accounts receivable balances from General Electric Company of $2.3 million and $4.2 million as of August 3, 2018 and February 2, 2018, respectively.

We had outstanding accounts receivable balances from Ford Motor Company of $2.7 million and $3.2 million as of August 3, 2018 and February 2, 2018, respectively.

14.       Commitments and Contingencies

Leases

We lease office and equipment under various non-cancelable operating leases, which generally contain renewal options, free rent periods and escalation clauses. Minimum commitments under non-cancelable operating lease agreements, net of sublease income, as of August 3, 2018 are as follows (in thousands):

Fiscal Year	Amount
Remainder of 2019	$11,470
2020 - 2021	40,554
2022 - 2023	36,205
Thereafter	59,036
Total minimum lease payments	$147,265

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

15.       Segment and Geographic Information

The following table summarizes revenue by geography based on the sold-to location of our customers that purchase subscriptions and services (in thousands):

	Three Months Ended				Six Months Ended
	August 3, 2018		August 4, 2017		August 3, 2018		August 4, 2017
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$128,096	78%	$99,334	79%	$247,752	77%	$192,168	78%
International	36,312	22%	26,676	21%	72,391	23%	55,052	22%
Total	$164,408	100%	$126,010	100%	$320,143	100%	$247,220	100%

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

To realize this rapid growth, we have made and expect to continue to make substantial investments across our business. Specifically, we have increased our total employee base over time, and we intend to continue to invest in our business to take advantage of our market opportunity and to expand our sales capacity and further improve sales productivity to drive additional revenue and grow our global customer base. Additionally, we continue to invest in the development and expansion of our partner ecosystem to supplement our sales and services resources and increase our reach in our target markets. We also expect to continue to make significant investments in research and development to expand our product and engineering teams to further develop our platform. We expect to incur increased general and administrative expenses to support our growth and operations.

Key Metrics

We regularly review the following key metrics to measure performance, identify trends, formulate financial projections and to help us monitor our business. While we believe that these metrics are useful in evaluating our business, other companies may not use similar metrics or may not calculate similarly-titled metrics in a consistent manner.

	August 3, 2018	May 4, 2018	August 4, 2017
Subscription customers	354	339	297
Dollar-based net expansion	150%	156%	168%

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

We had 354, 339 and 297 subscription customers as of August 3, 2018, May 4, 2018 and August 4, 2017, respectively. We expect growth in subscription customers to continue as we deliver enhancements to our products and remain focused on increasing our subscription customer count. Our total number of subscription customers and the net additions in any period may continue to fluctuate as a result of several factors, including the focus of our sales force, customer satisfaction with the functionality, features, performance or pricing of our offering, consolidation of our customer base and other factors, a number of which are beyond our control.

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

We expect our dollar-based net expansion rate to remain a significant indicator of our business momentum and results of operations as existing customers realize the benefits of our software and expand their PCF subscriptions. Our dollar-based net expansion rate has fluctuated and we expect it to continue to fluctuate and decline over time as we scale our business and as a result of several factors, including the size of the transactions, the timing and terms of the deals and our customers’ satisfaction with our offering. Our dollar-based net expansion rate was approximately 150% for the three months ended August 3, 2018, 156% for the three months ended May 4, 2018 and 168% for the three months ended August 4, 2017.

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

To a lesser extent, we generate revenue from certain historical software products sold on a perpetual license basis. Perpetual license revenue represented less than 2% of our total revenue for the three months ended August 3, 2018 and less than 3% of our total revenue for the three months ended August 4, 2017 and represented less than 2% of our total revenue for both the six months ended August 3, 2018 and August 4, 2017.  We expect the percentage of perpetual license revenue to continue to decline as a percentage of total revenue. We generally recognize revenue from our perpetual licenses upon delivery, assuming all the other revenue recognition criteria are satisfied.

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

General and Administrative

General and administrative expenses consist primarily of personnel costs and allocated overhead costs for our administrative, legal, information technology, human resources, finance and accounting employees and executives. Our general and administrative expenses also include professional fees, audit fees, tax services and legal fees, as well as insurance and other corporate expenses. We expect our general and administrative expenses will increase in absolute dollar amounts as we scale our general and administrative function to support the growth of our business. We also anticipate that we will incur additional costs for employees and third-party consulting services as we continue to operate as a public company.

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

Results of Operations (dollars in thousands)

	Three Months Ended		Six Months Ended
	August 3, 2018	August 4, 2017	August 3, 2018	August 4, 2017

Revenue:
Subscription	$97,494	$64,566	$187,615	$117,989
Services	66,914	61,444	132,528	129,231
Total revenue	164,408	126,010	320,143	247,220
Cost of revenue:
Subscription	8,105	7,618	16,234	15,116
Services	53,129	48,726	104,291	100,261
Total cost of revenue	61,234	56,344	120,525	115,377
Gross profit	103,174	69,666	199,618	131,843
Operating expenses:
Sales and marketing	70,550	52,875	139,688	105,032
Research and development	47,001	39,661	91,429	79,679
General and administrative	21,025	15,364	37,433	33,777
Total operating expenses	138,576	107,900	268,550	218,488
Loss from operations	(35,402)	(38,234)	(68,932)	(86,645)
Other income, net	237	1,910	546	2,631
Loss before provision for (benefit from) income taxes	(35,165)	(36,324)	(68,386)	(84,014)
Provision for (benefit from) income taxes	437	(822)	(227)	2,832
Net loss	(35,602)	(35,502)	(68,159)	(86,846)
Less: Net loss (income) attributable to non-controlling interest	(5)	118	37	(84)
Net loss attributable to Pivotal	$(35,607)	$(35,384)	$(68,122)	$(86,930)

The following table sets forth our results of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended		Six Months Ended
	August 3, 2018	August 4, 2017	August 3, 2018	August 4, 2017
Revenue:
Subscription	59%	51%	59%	48%
Services	41	49	41	52
Total revenue	100	100	100	100
Cost of revenue:
Subscription	5	6	5	6
Services	32	39	33	41
Total cost of revenue	37	45	38	47
Gross profit	63	55	62	53
Operating expenses:
Sales and marketing	43	42	44	42
Research and development	29	31	28	32
General and administrative	13	12	12	14
Total operating expenses	85	85	84	88
Loss from operations	(22)	(30)	(22)	(35)
Other income, net	0	1	1	1
Loss before provision for (benefit from) for income taxes	(22)	(29)	(21)	(34)
Provision for (benefit from) income taxes	0	(1)	(0)	1
Net loss	(22)	(28)	(21)	(35)
Less: Net loss (income) attributable to non-controlling interest	(0)	0	0	(0)
Net loss attributable to Pivotal	(22)%	(28)%	(21)%	(35)%

Comparison of the three and six months ended August 3, 2018 and August 4, 2017

Revenue

	Three Months Ended				Six Months Ended
	August 3, 2018	August 4, 2017			August 3, 2018	August 4, 2017
	Amount	Amount	$ Change	% Change	Amount	Amount	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenue:
Subscription	$97,494	$64,566	$32,928	51%	$187,615	$117,989	$69,626	59%
Services	66,914	61,444	5,470	9%	132,528	129,231	3,297	3%
Total revenue	$164,408	$126,010	$38,398	30%	$320,143	$247,220	$72,923	29%

Total revenue increased by $38.4 million, or 30%, to $164.4 million during the three months ended August 3, 2018 from $126.0 million during the three months ended August 4, 2017. Subscription revenue increased by $32.9 million, or 51%, to $97.5 million during the three months ended August 3, 2018 from $64.6 million during the three months ended August 4, 2017. The increase in subscription revenue was primarily due to increased sales to existing customers and the remaining increase was due to sales to new customers. Services revenue increased by $5.5 million, or 9%, to $66.9 million during the three months ended August 3, 2018 from

$61.4 million during the three months ended August 4, 2017. The increase in services revenue was primarily due to growth of customer engagements. Revenue from maintenance and support contracts associated with historical software products sold on a perpetual license basis represented less than 3% and less than 5% of total revenue in the three months ended August 3, 2018 and August 4, 2017, respectively, and is generally expected to represent a decreasing amount of revenue in future periods.

Total revenue increased by $72.9 million, or 29%, to $320.1 million during the six months ended August 3, 2018 from $247.2 million during the six months ended August 4, 2017. Subscription revenue increased by $69.6 million, or 59%, to $187.6 million during the six months ended August 3, 2018 from $118.0 million during the six months ended August 4, 2017. The increase in subscription revenue was primarily due to increased sales to existing customers and the remaining increase was due to sales to new customers. Services revenue increased by $3.3 million, or 3%, to $132.5 million during the six months ended August 3, 2018 from $129.2 million during the six months ended August 4, 2017. The increase in services revenue was primarily due to growth of customer engagements to enable our larger subscription customer base. Revenue from maintenance and support contracts associated with historical software products sold on a perpetual license basis represented less than 3% and less than 4% of total revenue in the six months ended August 3, 2018 and August 4, 2017, respectively, and is generally expected to represent a decreasing amount of revenue in future periods.

Cost of Revenue

	Three Months Ended				Six Months Ended
	August 3, 2018	August 4, 2017			August 3, 2018	August 4, 2017
	Amount	Amount	$ Change	% Change	Amount	Amount	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of revenue:
Subscription	$8,105	$7,618	$487	6%	$16,234	$15,116	$1,118	7%
Services	53,129	48,726	4,403	9%	104,291	100,261	4,030	4%
Total cost of revenue	$61,234	$56,344	$4,890	9%	$120,525	$115,377	$5,148	4%
Gross margin:
Subscription	92%	88%			91%	87%
Services	21%	21%			21%	22%
Total gross margin	63%	55%			62%	53%

Total cost of revenue increased by $4.9 million to $61.2 million during the three months ended August 3, 2018 from $56.3 million during the three months ended August 4, 2017. Cost of subscription revenue increased by $0.5 million, or 6%, to $8.1 million during the three months ended August 3, 2018 from $7.6 million during the three months ended August 4, 2017. The increase in cost of subscription was driven by higher support personnel costs. Growth in support personnel costs was lower relative to our overall customer base and subscription revenue growth as we continue to realize economies of scale. The cost of services revenue increased by $4.4 million, or 9%, to $53.1 million during the three months ended August 3, 2018 from $48.7 million during the three months ended August 4, 2017. The increase in services expense was primarily due to an increase of $4.2 million in personnel costs.

Subscription gross margin increased to 92% during the three months ended August 3, 2018 from 88% during the three months ended August 4, 2017 due to economies of scale as our subscription revenue increased.

Services gross margin was flat at 21% during the three months ended August 3, 2018 and during the three months ended August 4, 2017.

Total cost of revenue increased by $5.1 million, or 4%, to $120.5 million during the six months ended August 3, 2018 from $115.4 million during the six months ended August 4, 2017. Cost of subscription revenue increased by $1.1 million, or 7%, to $16.2 million during the six months ended August 3, 2018 from $15.1 million during the six months ended August 4, 2017. The increase in cost of subscription was driven by higher support personnel costs associated with an increased subscription customer base. Growth in support personnel costs was lower relative to our overall customer base and subscription revenue as we continue to realize economies of scale. The cost of services revenue increased by $4.0 million, or 4%, to $104.3 million during the six months ended August 3, 2018 from $100.3 million during the six months ended August 4, 2017. The increase in services expense was primarily due to an increase of $4.8 million in personnel costs offset by lower cloud infrastructure spend.

Subscription gross margin increased to 91% during the six months ended August 3, 2018 from 87% during the six months ended August 4, 2017 due to economies of scale as our subscription revenue increased.

Services gross margin decreased to 21% during the six months ended August 3, 2018 from 22% during the six months ended August 4, 2017 due primarily to the decline of maintenance and support contracts associated with certain historical software products sold on a perpetual license basis and an increase in personnel costs.

Operating Expenses

Sales and Marketing

	Three Months Ended				Six Months Ended
	August 3, 2018	August 4, 2017			August 3, 2018	August 4, 2017
	Amount	Amount	$ Change	% Change	Amount	Amount	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$70,550	$52,875	$17,675	33%	$139,688	$105,032	$34,656	33%
Percentage of revenue	43%	42%			44%	42%

Research and Development

	Three Months Ended				Six Months Ended
	August 3, 2018	August 4, 2017			August 3, 2018	August 4, 2017
	Amount	Amount	$ Change	% Change	Amount	Amount	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Research and development	$47,001	$39,661	$7,340	19%	$91,429	$79,679	$11,750	15%
Percentage of revenue	28%	31%			28%	32%

General and Administrative

	Three Months Ended				Six Months Ended
	August 3, 2018	August 4, 2017			August 3, 2018	August 4, 2017
	Amount	Amount	$ Change	% Change	Amount	Amount	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
General and administrative	$21,025	$15,364	$5,661	37%	$37,433	$33,777	$3,656	11%
Percentage of revenue	13%	12%			12%	14%

Sales and marketing expense increased by $17.7 million, or 33%, to $70.6 million during the three months ended August 3, 2018 from $52.9 million in during the three months ended August 4, 2017. The increase in sales and marketing expense was primarily due to an increase of $17.1 million in personnel costs and commissions.

Research and development expense increased by $7.3 million, or 19%, to $47.0 million during the three months ended August 3, 2018 from $39.7 million during the three months ended August 4, 2017. The increase in research and development expense was primarily due to an increase of $6.4 million in personnel costs and $0.9 million in cloud infrastructure costs.

General and administrative expense increased by $5.7 million, or 37%, to $21.0 million during the three months ended August 3, 2018 from $15.4 million during the three months ended August 4, 2017. The increase in general and administrative expense was primarily due to an increase of $4.2 million in personnel costs and a $1.5 million non-cash write off of certain intangible assets.

Sales and marketing expense increased by $34.7 million, or 33%, to $139.7 million during the six months ended August 3, 2018 from $105.0 million in during the six months ended August 4, 2017. The increase in sales and marketing expense was primarily due to an increase of $31.6 million in personnel costs and commissions and $2.7 million associated with conferences.

Research and development expense increased by $11.8 million, or 15%, to $91.4 million during the six months ended August 3, 2018 from $79.7 million during the six months ended August 4, 2017. The increase in research and development expense was primarily due to an increase of $12.0 million in personnel costs, offset by lower cloud infrastructure costs.

General and administrative expense increased by $3.7 million, or 11%, to $37.4 million during the six months ended August 3, 2018 from $33.8 million during the six months ended August 4, 2017. The increase in general and administrative expense was primarily due an increase of $2.4 million in personnel costs and a $1.5 million non-cash write-off of certain intangible assets.

Non-Operating Expenses

Other Income, Net

	Three Months Ended				Six Months Ended
	August 3, 2018	August 4, 2017			August 3, 2018	August 4, 2017
	Amount	Amount	$ Change	% Change	Amount	Amount	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Other income, net	$237	$1,910	$(1,673)	88%	$546	$2,631	$(2,085)	79%

Other income, net decreased by $1.7 million, or 88%, to $0.2 million for the three months ended August 3, 2018 from $1.9 million for the three months ended August 4, 2017. Other income generated for the three months ended August 3, 2018 was primarily due to interest earned on money market investments of $2.3 million offset by foreign currency losses in our international operations. Other income generated for the three months ended August 4, 2017 was primarily due to foreign currency gains in our international operations.

Other income, net decreased by $2.1 million, or 79%, to $0.5 million for the six months ended August 3, 2018 from $2.6 million for the six months ended August 4, 2017. Other income generated for the six months ended August 3, 2018 was primarily due to a gain on sale of an investment of approximately $3.2 million and interest earned on money market investments of $2.6 million,  offset by foreign currency losses in our international operations. Other income generated for the six months ended August 4, 2017 was primarily due to foreign currency gains in our international operations.

Income Taxes

Provision for (Benefit from) Income Taxes

	Three Months Ended				Six Months Ended
	August 3, 2018	August 4, 2017			August 3, 2018	August 4, 2017
	Amount	Amount	$ Change	% Change	Amount	Amount	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Provision for (benefit from) income taxes	$437	$(822)	$1,259	153%	$(227)	$2,832	$(3,059)	108%

As a result of the stock issued in our IPO, we are no longer included in the Dell Technologies consolidated U.S. federal return and will file a separate U.S. federal return on a go-forward basis.  The federal deferred tax assets and liabilities previously calculated on a separate return basis have been adjusted to reflect only the actual carryforward items which Pivotal will have on its separate federal tax return.  There was no impact on our provision for income taxes due to a corresponding reduction in the related valuation allowance.

Our provision for (benefit from) income taxes for the three months ended August 3, 2018 and August 4, 2017 was $0.4 million and $(0.8) million, respectively. Our quarterly provision is primarily driven by foreign taxes due in profitable jurisdictions and fluctuates due to variability in our services profitability in total and among the tax jurisdictions in which we operate.

Our provision for (benefit from) income taxes for the six months ended August 3, 2018 and August 4, 2017 was $(0.2) million and $2.8 million, respectively.  Our quarterly provision is primarily driven by foreign taxes due in profitable jurisdictions and fluctuates due to variability in our services profitability in total and among the tax jurisdictions in which we operate.

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

	Three Months Ended		Six Months Ended
	August 3, 2018	August 4, 2017	August 3, 2018	August 4, 2017
	(dollars in thousands)		(dollars in thousands)
Gross profit	$103,174	$69,666	$199,618	$131,843
Add:
Stock-based compensation expense included in cost of revenue	4,599	1,273	7,115	2,685
Amortization of acquired intangibles included in cost of revenue	433	1,318	865	2,618
Non-GAAP gross profit	$108,206	$72,257	$207,598	$137,146

Gross margin	63%	55%	62%	53%
Non-GAAP gross margin	66%	57%	65%	55%

Non-GAAP Operating Loss

We define non-GAAP operating loss and non-GAAP operating margin as GAAP operating profit and GAAP operating margin, adjusted for stock-based compensation expense and amortization of acquired intangibles.

	Three Months Ended		Six Months Ended
	August 3, 2018	August 4, 2017	August 3, 2018	August 4, 2017
	(dollars in thousands)		(dollars in thousands)
Operating loss	$(35,402)	$(38,234)	$(68,932)	$(86,645)
Add:
Stock-based compensation expense	19,044	5,402	29,805	11,409
Amortization of acquired intangibles	1,727	2,909	3,448	5,797
Non-GAAP operating loss	$(14,631)	$(29,923)	$(35,679)	$(69,439)

Liquidity and Capital Resources

Overview

To date, our principal sources of liquidity have been the net proceeds we received through the sale of our common stock in our IPO, private sales of equity securities, payments received from customers using our platform and services and borrowings under our line of credit. Following the completion of our IPO, we received aggregate proceeds of $544.7 million, net of underwriters’ discounts and commissions and offering costs paid.  As of August 3, 2018, we had cash and cash equivalents totaling $671.7 million, which we intend to use for working capital, operating expenses, and capital expenditures. We may also use a portion of this to acquire complementary businesses, products, services, or technologies. Our cash equivalents are comprised primarily of money market funds. We believe that our existing cash, cash equivalents, and investments will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, billing terms of our subscription contracts, timing of collection of accounts receivable, the rate of expansion of our workforce, the timing and extent of our expansion into new markets, the timing of introductions of new functionality and enhancements to our platform and the continuing market acceptance of our platform, as well as general economic and market conditions. We may need to raise additional capital or incur indebtedness to continue to fund our operations in the future or to fund our needs for other strategic initiatives, such as acquisitions. We also foresee entering into lease and other related facilities obligations to support any future growth in our headcount.

In September 2017, we entered into a credit agreement and a related security agreement with Silicon Valley Bank, as administrative agent, and other banks named therein that provide for a senior secured revolving credit facility in an aggregate principal amount not to exceed $100.0 million (the “Revolving Facility”). We may also request from time to time, subject to certain conditions, increases in the commitments under the Revolving Facility in an aggregate amount of up to $50.0 million on the same maturity, pricing and other terms applicable to the then-existing commitments under the Revolving Facility. There can be no assurance that such increases will be available. Borrowings under the Revolving Facility are secured by our tangible assets. Our borrowing capacity under the Revolving Facility is based on our subscription revenue. The Revolving Facility has a maturity date of September 8, 2020. We had no amounts outstanding under the Revolving Facility as of August 3, 2018.

Cash Flows

	Six Months Ended
	August 3, 2018	August 4, 2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$22,820	$(60,966)
Investing activities	$(818)	$(8,458)
Financing activities	$575,375	$29,735

Operating Activities

During the six months ended August 3, 2018, cash provided by operating activities was $22.8 million primarily due to our net loss of $68.2 million, adjusted for non-cash charges of $37.6 million and net cash inflows of $53.4 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation and depreciation and amortization of property and equipment and intangible assets. The primary drivers of the changes in operating assets and liabilities related to a $76.3 million decrease in accounts receivable offset by a $10.6 million decrease in deferred revenue and a decrease of $16.2 million in accrued expenses.

During the six months ended August 4, 2017, cash used in operating activities was $61.0 million primarily due to our net loss of $86.8 million, adjusted for non-cash charges of $23.5 million and net cash inflows of $2.3 million provided by changes in our operating assets and liabilities. Changes in operating assets and liabilities were primarily attributable to a $13.8 million decrease in accounts receivable and an increase in accrued expenses of $13.5 million, partially offset by a decrease in deferred revenue of $7.8 million and a decrease in amounts due to parents of $23.1 million.

Investing Activities

For the six months ended August 3, 2018 cash used in investing activities was $0.8 million, down from cash used in investing activities of $8.5 million for the six months ended August 4, 2017. Our investing activities for the six months ended August 3, 2018 were attributable to the purchases of property, plant and equipment partially offset by the sale of an investment. Our investing activities for the six months ended August 4, 2017 were attributable to purchases of property, plant and equipment.

Financing Activities

Cash provided by financing activities during the six months ended August 3, 2018 of $575.4 million was primarily attributable to proceeds from the completion of our IPO of $544.7 million, net of underwriters’ discounts and commissions, and offering costs. Additionally, we received $41.3 million in cash from DellEMC primarily representing the final federal tax sharing payments for fiscal 2018 and we received proceeds from the exercise of stock options of $9.4 million.  These inflows were partially offset by repayments of the Revolving Facility of $20.0 million which is net of additional borrowings.

Cash provided by financing activities during the six months ended August 4, 2017 was attributable to proceeds of $3.9 million from the issuance of common stock through the exercises of stock options and the receipt of $25.8 million from DellEMC as part of our tax sharing agreement.

Commitments and Contractual Obligations

During the six months ended August 3, 2018, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in our Prospectus. See Note 14, Commitments and Contingencies, in our notes to unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of August 3, 2018, we were not subject to any obligations pursuant to any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.

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

Concentration risk

As of August 3, 2018 and February 2, 2018, no individual customer represented 10% or more of accounts receivable.

DellEMC and VMware invoice our customers and collect invoiced amounts on our behalf. As of August 3, 2018 and February 2, 2018, $51.4 million and $83.3 million invoiced on our behalf by DellEMC and VMware was recorded in accounts receivable, respectively.

Foreign currency risk

Although 23% of our total revenue for the six months ended August 3, 2018 was derived from sales outside the United States, the majority of such revenue is from sales transactions that are denominated in U.S. dollars. For transactions denominated in a currency other than the functional currency, we are exposed to risks of foreign currency fluctuation and are subject to transaction gains and losses, which are recorded as other income, net in the condensed consolidated statements of operations.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief  Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Inherent Limitations on Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

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

We have incurred net losses in each year since we were formed, including net losses of $163.5 million and  $232.9 million for fiscal 2018 and fiscal 2017, respectively. As of August 3, 2018, we had an accumulated deficit of $1,210.7 million and our net cash used in operating activities was $116.5 million in fiscal 2018. We may not achieve sufficient revenue to attain and maintain profitability. We expect our operating expenses to increase significantly in the future as we hire additional sales, research and development and other employees across functions, increase or make strategic investments, scale relationships with ecosystem partners and open new offices. In addition, we expect to incur significant additional legal, accounting and other expenses related to being a public company. As a result of these increased expenses, we will have to generate and sustain increased revenue in order to become profitable in future periods. Because some of the markets for our offering are rapidly evolving and are not mature, it is difficult for us to predict our future results of operations. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability. Any failure by us to achieve, sustain or increase profitability or generate positive cash flow from operations on a consistent basis could cause the value of our Class A common stock to decline.

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

Dell Technologies owns 175,514,272 shares of our outstanding Class B common stock, which represent approximately 68.2% of our total outstanding shares of common stock and approximately 95.5% of the combined voting power of both classes of our outstanding common stock (subject to certain exceptions, including with respect to the election of directors, certain actions to convert the Class B common stock and certain actions that require the consent of the holders of the Class B common stock) as of August 3, 2018. Our Class B common stock has ten votes per share, and our Class A common stock, which is our publicly traded stock, has one vote per share, subject to certain exceptions. Moreover, the holders of Class B common stock, voting as a separate class, are entitled to elect at least 80% of the total number of directors that we would have if there were no vacancies on our board of directors at such time. Subject to any rights of any series of preferred stock to elect directors, the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, are entitled to elect our remaining directors with each share of Class A common stock and each share of Class B common stock entitled to one vote per share in any such election. Accordingly, Dell Technologies will control the vote to elect all of our directors and to approve or disapprove all other matters submitted to a stockholder vote.

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

Dell Technologies owns, indirectly through its subsidiaries (including VMware), none of the outstanding shares of our Class A common stock and all of the shares of our Class B common stock, representing 68.2% of the total outstanding shares of common stock or 95.5% of the combined voting power of the outstanding common stock (subject to certain exceptions, including with respect to the election of directors, certain actions to convert the Class B common stock and certain actions that require the consent of the holders of the Class B common stock). Through its control of shares of common stock representing a majority of the votes entitled to be cast in the election of our Group I and Group II directors, Dell Technologies controls the vote to elect all of our directors. As a result, we are a “controlled company” within the meaning of the New York Stock Exchange rules. Under these rules, a “controlled company” may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the closing of an initial public offering, a listed company have a:

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

Since fiscal 2014, our U.S. federal and state net operating losses and research credits and foreign tax credits were fully applied against DellEMC’s or Dell Technologies’ consolidated returns as we were included in the consolidated U.S. federal and state income tax returns of DellEMC and, after Dell Technologies’ acquisition of EMC Corporation, Dell Technologies. As a result of our IPO, we left Dell Technologies’ U.S. federal and certain state returns. Our U.S. federal loss carryforwards as of February 2, 2018 were therefore eliminated after the IPO. Certain state net operating loss carryforwards are still reflected on a separate return basis and would be reduced in a similar manner if we were to leave those group returns.  We will continue to maintain a valuation allowance for such net operating loss carryforwards and credits. Pursuant to our tax sharing agreement with Dell Technologies and DellEMC, we are limited in our ability to carryback net operating losses. Additionally, recently-enacted U.S. federal tax reform may limit our ability to use future net operating losses.

We could be held liable for the tax liabilities of other members of Dell Technologies’ consolidated tax group.

When we become subject to income tax audits for any periods when we were a member of a Dell Technologies’ group return, the tax sharing agreement provides that Dell Technologies has authority to control the audit and represent Dell Technologies’ and our interests to the tax authority. Accordingly, if we and Dell Technologies differ on appropriate responses and positions to take with respect to tax questions that may arise in the course of an audit, our ability to affect the outcome of such audits may be impaired.

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

As of August 3, 2018, holders of up to approximately 256,973,571 shares of our Class A common stock (including shares issuable upon conversion of Class B common stock) will have rights, subject to certain conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also intend to register the offer and sale of all shares of capital stock that we may issue under our equity compensation plans.

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

PIVOTAL SOFTWARE, INC.

Dated: September 13, 2018	By:	/s/ Robert Mee
Robert Mee
Chief Executive Officer and Director (Principal Executive Officer)

Dated: September 13, 2018	By:	/s/ Cynthia Gaylor
Cynthia Gaylor
Senior Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)