Form 10-Q
period 2018-11-02
Pivotal Software, Inc.
filed 2018-12-12
CIK 1574135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 262,430,288 shares of common stock outstanding, consisting of 86,916,016 outstanding shares of Class A common stock and 175,514,272 outstanding shares of Class B common stock, as of November 30, 2018.

Pivotal Software, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

Pivotal Software, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	November 2,	February 2,
	2018	2018
Assets
Current assets:
Cash and cash equivalents	$664,804	$73,012
Accounts receivable, less allowance for doubtful accounts of $4,920 and $3,264 as of November 2, 2018 and February 2, 2018, respectively	163,848	210,677
Due from Parent	1,459	31,096
Deferred sales commissions, current	32,891	38,937
Other assets, current	16,498	13,012
Total current assets	879,500	366,734
Property, plant and equipment, net	28,799	31,985
Intangible assets, net	20,120	26,651
Goodwill	696,226	696,226
Deferred income taxes	255	463
Deferred sales commissions, noncurrent	24,238	24,890
Other assets, noncurrent	4,416	6,448
Total assets	$1,653,554	$1,153,397

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$15,344	$17,214
Due to Parent	11,172	15,451
Accrued expenses	46,860	64,251
Income taxes payable	1,396	1,748
Deferred revenue, current	246,136	260,341
Other liabilities, current	10,274	1,109
Total current liabilities	331,182	360,114
Deferred revenue, noncurrent	60,946	57,126
Deferred income taxes	111	427
Debt, noncurrent	—	20,000
Other liabilities, noncurrent	8,980	7,931
Total liabilities	401,219	445,598
Commitments and contingencies (Note 14)
Redeemable convertible preferred stock	—	1,248,327
Stockholders’ equity (deficit):
Class A common stock	867	43
Class B common stock	1,755	650
Additional paid-in capital	2,489,039	595,113
Accumulated deficit	(1,245,572)	(1,142,600)
Accumulated other comprehensive income	5,526	5,554
Total Pivotal stockholders’ equity (deficit)	1,251,615	(541,240)
Non-controlling interest	720	712
Total stockholders’ equity (deficit)	1,252,335	(540,528)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$1,653,554	$1,153,397

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pivotal Software, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2018	2017	2018	2017
Revenue:
Subscription	$100,775	$66,050	$288,390	$184,039
Services	67,368	62,922	199,896	192,153
Total revenue	168,143	128,972	488,286	376,192

Cost of revenue:
Subscription	7,813	7,627	24,047	22,743
Services	53,179	47,875	157,470	148,136
Total cost of revenue	60,992	55,502	181,517	170,879

Gross Profit	107,151	73,470	306,769	205,313
Operating expenses:
Sales and marketing	70,620	54,295	210,308	159,327
Research and development	51,880	40,232	143,309	119,911
General and administrative	20,546	15,405	57,979	49,182
Total operating expenses	143,046	109,932	411,596	328,420

Loss from operations	(35,895)	(36,462)	(104,827)	(123,107)
Other income (expense), net	1,866	(2,101)	2,412	530
Loss before provision for income taxes	(34,029)	(38,563)	(102,415)	(122,577)
Provision for income taxes	776	786	549	3,618
Net loss	(34,805)	(39,349)	(102,964)	(126,195)
Less: Net loss (income) attributable to non-controlling interest	(45)	—	(8)	(84)
Net loss attributable to Pivotal	$(34,850)	$(39,349)	$(102,972)	$(126,279)

Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.57)	$(0.50)	$(1.85)

Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	258,408	68,753	207,072	68,345

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pivotal Software, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2018	2017	2018	2017

Net loss	$(34,805)	$(39,349)	$(102,964)	$(126,195)
Foreign currency translation adjustments	(194)	242	(28)	(619)
Comprehensive loss	(34,999)	(39,107)	(102,992)	(126,814)
Less: Net loss (income) attributable to the non-controlling interest	(45)	—	(8)	(84)
Comprehensive loss attributable to Pivotal	$(35,044)	$(39,107)	$(103,000)	$(126,898)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Pivotal Software, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	November 2,	November 3,
	2018	2017
Cash flows from operating activities:
Net loss	$(102,964)	$(126,195)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,824	16,732
Stock-based compensation expense	49,233	19,934
Provision for doubtful accounts	2,361	80
Deferred income taxes	(147)	315
Gain on sale of investment	(3,234)	—
Other	1,491	850
Changes in assets and liabilities
Accounts receivable	43,895	14,202
Due from Parent	37	(658)
Deferred sales commissions	6,697	3,806
Other assets	(2,758)	(342)
Accounts payable	(2,041)	13,941
Due to Parent	(3,337)	(34,024)
Deferred revenue	(10,189)	(15,600)
Accrued expenses	(16,186)	4,010
Other liabilities	9,970	2,181
Net cash provided by (used in) operating activities	(13,348)	(100,768)

Cash flows from investing activities:
Additions to property, plant and equipment	(6,929)	(11,049)
Proceeds from sale of investment	3,234	—
Net cash used in investing activities	(3,695)	(11,049)

Cash flows from financing activities:
Proceeds from the initial public offering, net of issuance costs paid	544,674	—
Proceeds from the issuance of common stock	41,852	6,550
Contribution from DellEMC	41,277	25,800
Borrowings on credit facility	15,000	(855)
Repayments on credit facility	(35,000)	—
Net cash provided by financing activities	607,803	31,495
Effect of exchange rate changes on cash and cash equivalents	1,032	(1,322)
Net increase (decrease) in cash and cash equivalents	591,792	(81,644)
Cash and cash equivalents at beginning of period	73,012	133,873
Cash and cash equivalents at end of period	$664,804	$52,229

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

Initial Public Offering

On April 19, 2018, we commenced an initial public offering (“IPO”), which closed on April 24, 2018.  As part of the IPO, we issued and sold 38,667,000 shares Class A common stock, which included 5,550,000 shares sold pursuant to the exercise by the underwriters’ option to purchase additional shares at a public offering price of $15.00 per share. We received net proceeds of $548.1 million from the IPO, after underwriters’ discounts and commissions and before deducting offering costs of approximately $3.7 million, of which $0.3 million is accrued as of November 2, 2018. Prior to the completion of the IPO, all shares of Series A and C-1 redeemable convertible preferred stock then outstanding were converted into 110,466,653 shares of Class B common stock on a one-to-one basis and all shares of Series B and C redeemable convertible preferred stock then outstanding were converted into 37,412,396 shares of Class A common stock on a one-to-one basis.

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

For fiscal 2018 and the fiscal 2019 period prior to the IPO, we did not file separate U.S. tax returns as we were included in the tax grouping of other Dell Technologies entities for U.S. federal tax purposes and for most U.S. state tax jurisdictions. As of the date of the completion of our IPO, April 24, 2018, we no longer qualified for inclusion in the Dell Technologies U.S federal consolidated tax return. Our federal deconsolidation from Dell Technologies reduces the amount of benefit or expense we receive from the tax sharing agreement in prospective periods to the benefit or expense that Dell Technologies realizes from our inclusion in their unitary state returns. See Note 10 and 13 for more information.

2.              Significant Accounting Policies

Consolidation

The condensed consolidated financial statements and accompanying notes are prepared in accordance with GAAP and include our accounts and the accounts of our majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Estimates are revised as additional information becomes available. In the condensed consolidated statements of operations, estimates are used in, but are not limited to, accounting for revenue arrangements, income taxes and the related valuation allowance and the valuation of common stock options. In the condensed consolidated balance sheets, estimates are used in, but are not limited to, the determination of the valuation and recoverability of assets, such as accounts receivable, fixed assets, deferred sales commissions, goodwill and other identifiable intangible assets, and estimates are used in determining the reported amounts of liabilities, including the impact of contingencies, all of which also impact the condensed consolidated statements of operations. Actual results could differ from these estimates and such differences could be material to our condensed consolidated financial position and results of operations.

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies described in the Company’s Prospectus.

Recently Adopted Accounting Pronouncements

Statement of Cash Flows—In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The update was issued with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230 and other topics. The adoption of this pronouncement was effective beginning with our fiscal 2019 period and had no effect on our financial position, results of operations or liquidity.

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

Compensation—Stock Compensation—In June 2018, the FASB issued ASU No. 2018-07, “Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting”, which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. The early adoption of this pronouncement was effective beginning with our fiscal 2019 period and it had no effect on our financial position, results of operations or liquidity.

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

New Accounting Pronouncements to be Adopted

Leases—In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to recognize most lease liabilities on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The update states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The update is effective for annual and interim periods beginning with our fiscal 2020, and early adoption is permitted. The new standard requires us to adopt the new leases standard using a modified retrospective transition method. We are currently evaluating whether to elect the transition method discussed in ASU 2018-11. With the election, the effect of initially applying the standard can be recognized as a cumulative-effect adjustment to retained earnings in the period of adoption and an entity’s reporting for the comparative periods presented in the year of adoption would continue to be in accordance with “Leases (Topic 840)”, including the associated disclosure requirements. If the new transition method in ASU 2018-11 is not elected, the new standard must be adopted using a modified retrospective transition and requires application of the new guidance for leases that exist or are entered into after the beginning of the earliest comparative period presented. We continue to evaluate the impact of this guidance on our consolidated financial statements and related disclosures, and expect a material impact to the balance sheet as most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.

Financial Instruments—Credit Losses—In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments (Topic 326).” ASU 2016-13 changes the impairment model for most financial assets, and will require the use of an expected loss model in place of the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The update to the standard is effective for interim and annual periods beginning after December 15, 2019. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.

Intangibles—Goodwill and Other—Internal-Use Software—In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (Subtopic 350-40).” ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update to the standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Entities can choose to adopt the ASU 2018-15 prospectively or retrospectively. The Company is currently evaluating the impact of the adoption of ASU 2018-15 on its consolidated financial statements.

3.              Deferred Sales Commissions

Deferred sales commissions, current and noncurrent, were $57.1 million and $63.8 million as of November 2, 2018 and February 2, 2018, respectively. Amortization expense for these deferred commissions costs was $12.5 million and $10.8 million for the three months ended November 2, 2018 and November 3, 2017, respectively, and was $36.9 million and $34.0 million for the nine months ended November 2, 2018 and November 3, 2017, respectively. We defer commissions costs related to acquiring new customers and expanding sales to existing customers over the estimated customer life. We defer commissions costs related to customer renewals over the contract term. There was no impairment loss related to the commissions costs capitalized for the periods presented.

4.              Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	November 2,	February 2,
	2018	2018
Furniture and fixtures	$7,138	$5,961
Equipment	19,853	19,723
Software	6,194	5,423
Leasehold improvements	39,036	37,796
Total property, plant and equipment	72,221	68,903
Accumulated depreciation	(43,422)	(36,918)
Property, plant and equipment, net	$28,799	$31,985

For both the three months ended November 2, 2018 and November 3, 2017, depreciation expense was $2.8 million,  and for the nine months ended November 2, 2018 and November 3, 2017, depreciation expense was $8.7 million and $8.0 million, respectively.

5.              Intangible Assets

Intangible assets, excluding goodwill, consist of the following (in thousands):

	November 2, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$87,573	$(87,184)	$389
Trademarks and tradenames	12,900	(11,274)	1,626
Customer relationships and customer lists	55,800	(37,695)	18,105
Other	2,750	(2,750)	—
Intangible Assets	$159,023	$(138,903)	$20,120

	February 2, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$90,198	$(87,153)	$3,045
Trademarks and tradenames	12,900	(10,291)	2,609
Customer relationships and customer lists	55,800	(34,803)	20,997
Other	2,750	(2,750)	—
Intangible Assets	$161,648	$(134,997)	$26,651

For the three months ended November 2, 2018 and November 3, 2017, amortization expense was $1.6 million and $2.9 million, respectively, and for the nine months ended November 2, 2018 and November 3, 2017, amortization expense was $5.1 million and $8.7 million, respectively. During the nine months ended November 2, 2018 we impaired certain purchased technology assets for a total amount of $1.5 million.

As of November 2, 2018, future expected amortization expense of intangible assets is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2019	$1,438
2020	4,425
2021	2,496
2022	1,809
2023	1,791
Thereafter	8,161

6.   Accrued Expenses

Accrued expenses consist of the following (in thousands):

	November 2,	February 2,
	2018	2018
Accrued salaries and benefits	$20,084	$30,389
Accrued commissions	7,218	16,619
Other	19,558	17,243
Accrued expenses	$46,860	$64,251

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

Our cash and cash equivalents of $664.8 million and $73.0 million as of November 2, 2018 and February 2, 2018, respectively, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Our cash equivalents include money market funds of $593.1 million and $0 as of November 2, 2018 and February 2, 2018, respectively.

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

We have the option to repay any borrowings under the Revolving Facility prior to maturity without penalty. The Revolving Facility contains customary representations and warranties that require us to comply with certain covenants, including financial covenants relating to our operating performance and liquidity. We were in compliance with these financial covenants as of November 2, 2018.

We may also request, subject to certain conditions, increases in the commitments under the Revolving Facility in an aggregate amount of up to $50.0 million on the same maturity, pricing and other terms applicable to the then-existing commitments under the Revolving Facility. There can be no assurance that such increases will be available.

During the three months ended May 4, 2018, we borrowed $15.0 million under the Revolving Facility, which was in addition to the $20.0 million that was already outstanding as of February 2, 2018, and then repaid the total outstanding balance of $35.0 million on the Revolving Facility by April 2018. During the three months ended November 2, 2018, we did not draw down on the Revolving Facility. As of November 2, 2018, no amounts were outstanding under the Revolving Facility.

9.              Unearned Revenue and Performance Obligations

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. During the three months ended November 2, 2018 and November 3, 2017 we recognized revenue of $103.6 million and $71.3 million, respectively, and during the nine months ended November 2, 2018 and November 3, 2017, we recognized revenue of $249.3 million and $154.4 million, respectively, which was included in the corresponding deferred revenue balance at the beginning of the reporting periods presented.

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

Remaining Performance Obligations

The typical contract term for subscription contracts is one to three years, while the contract term for professional services is generally less than twelve months. Our contracts are non-cancelable over the contractual term. As of November 2, 2018, the aggregate amount of the transaction price allocated to billed and unbilled remaining performance obligations for subscriptions and services for which revenue has not yet been recognized was approximately $790 million. We expect to recognize approximately 50% of the transaction price as subscription or services revenue over the next 12 months and the remainder thereafter. As of February 2, 2018, the aggregate amount of the transaction price allocated to billed and unbilled remaining performance obligations for subscriptions and services for which revenue had not yet been recognized was approximately $820 million.

10.       Income Taxes

As a result of the IPO, we are no longer included in the Dell Technologies U.S. federal tax return.  Our federal deferred tax assets and liabilities previously calculated on a separate return basis have been adjusted to reflect only the actual carryforward items which Pivotal has on its separate federal tax return. We continue to present on a separate return basis the deferred tax assets and liabilities for those states where we file unitary returns with the Dell Technologies group. As of February 2, 2018, we had gross federal net operating loss carryforwards of $627.8 million which were removed in April 2018 due to the federal deconsolidation from Dell Technologies. A full valuation allowance was recorded against U.S. federal, state and certain foreign deferred tax assets because we determined that it was more likely than not that those deferred tax assets would not be realized. As of November 2, 2018, we have a net deferred tax asset of $0.1 million.

For both the three months ended November 2, 2018 and November 3, 2017,  the income tax provision was $0.8 million, and for the nine months ended November 2, 2018 and November 3, 2017, the income tax provision was $0.5 million and $3.6 million, respectively. Our quarterly provision is primarily due to foreign taxes due in profitable jurisdictions.

11.       Common Stock and Stock-Based Awards

As of November 2, 2018, we had 4,000,000,000 shares of Class A common stock authorized, of which 86,743,761 shares were issued and outstanding, and 500,000,000 shares of Class B common stock authorized, of which 175,514,272 shares were issued and outstanding. Both Class A common stock and Class B common stock have a par value of $0.01 per share. As of November 2, 2018, we had reserved 11,887,215 shares of common stock available for future equity award grants under our equity incentive plans. We also had reserved 58,147,717 shares of common stock for future issuance upon exercise of any outstanding stock options and upon vesting of restricted stock units.

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

The following table reflects our stock option activity during the nine months ended November 2, 2018 (in thousands):

	Number of Shares Subject to Options	Weighted- Average Exercise Price
Options outstanding at February 2, 2018	54,388	$7.82
Granted	2,829	$14.03
Exercised	(6,372)	$6.65
Forfeited	(1,542)	$9.24
Expired / cancelled	(337)	$6.97
Options outstanding at November 2, 2018	48,966	$8.27

As of November 2, 2018, there was $72.8 million of unrecognized compensation cost related to the unvested options, which is expected to be recognized over the remaining vesting period.

Restricted Stock Units

The Company granted 0.6 million and 9.3 million Restricted Stock Units (“RSUs”) with an aggregate fair value of $12.5 million and $145.7 million in the three and nine months ended November 2, 2018, respectively, of which all are substantially unvested and outstanding as of November 2, 2018. RSUs awarded under the 2018 Equity Incentive Plan will generally vest over four years. The vesting is contingent on the employees’ continued service through such date. RSUs are generally subject to forfeiture if employment terminates prior to the vesting date. We expense the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs on the date of grant, ratably over the period during which the vesting restrictions lapse.

The following table reflects our RSU activity during the three and nine months ended November 2, 2018 (in thousands):

	Number of Restricted Stock Units	Weighted- Average Grant Fair Value
RSUs outstanding at February 2, 2018	—	$—
Granted	8,388	$15.00
Forfeited	—	$—
RSUs outstanding at May 4, 2018	8,388	$15.00
Granted	267	$27.84
Forfeited	(58)	$15.00
RSUs outstanding at August 3, 2018	8,597	$15.40
Granted	642	$19.49
Forfeited	(119)	$15.95
RSUs outstanding at November 2, 2018	9,120	$15.68

For the three and nine months ended November 2, 2018, stock-based compensation expense associated with RSUs was $8.9 million and $18.7 million, respectively. As of November 2, 2018, there was $123.7 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over the remaining vesting period.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (the “ESPP”) became effective upon our IPO. The ESPP initially reserved and authorized the issuance of up to a total of 2,800,000 shares of Class A common stock to participating employees. Eligible employees may elect to participate in the ESPP, upon which the employee authorizes payroll deductions during the offering period in an amount equal to at least 1% of his or her compensation, but not more than the contribution limit. The contribution limit for each offering period is the lesser of (i) 15% of an eligible employee’s compensation for the offering period or (ii) $7,500. Except for the initial offering period, the ESPP provides for 6-month offering periods commencing on January 11 or July 11 and ending on July 10 or January 10 of each year. The initial offering period under the ESPP commenced on April 20, 2018 and will end on January 10, 2019. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. For the three and nine months ended November 2, 2018, stock-based compensation expense associated with the ESPP was $0.8 million and $2.0 million, respectively. As of November 2, 2018, there was $0.9 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over the remaining term of the initial offering period.

Stock-Based Compensation Expense

The following table summarizes the components of total equity stock-based compensation expense included in our condensed consolidated financial statements for each of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2018	2017	2018	2017
Cost of revenue - subscription	$404	$162	$1,042	$342
Cost of revenue - services	4,248	2,055	10,726	4,560
Sales and marketing	5,854	2,574	15,112	5,926
Research and development	5,521	2,355	13,771	5,439
General and administrative	3,401	1,379	8,582	3,667
Total stock-based compensation expense	$19,428	$8,525	$49,233	$19,934

The expense related to awards previously granted by DellEMC and VMware to certain of our employees was $0.3 million and $0.1 million for the three months ended November 2, 2018 and November 3, 2017, respectively, and was $0.9 million and $0.2 million for the nine months ended November 2, 2018 and November 3, 2017, respectively.

12.       Net Loss per Share

Basic loss per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net loss attributable to common stockholders by the weighted-average shares outstanding during the period.

The following table sets forth basic and diluted earnings (loss) per share for each of the periods presented (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 2	November 3,	November 2,	November 3,
	2018	2017	2018	2017

Numerator:
Net loss attributable to common stockholders	$(34,850)	$(39,349)	$(102,972)	$(126,279)

Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	258,408	68,753	207,072	68,345

Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.57)	$(0.50)	$(1.85)

Since we were in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	November 2,	November 3,
	2018	2017
Shares subject to outstanding common stock options	48,966	54,316
Conversion of convertible preferred stock	—	147,879
Unvested RSUs issued and outstanding	9,120	—
Shares committed under the ESPP	752	—
Total	58,838	202,195

13.                               Related Party Transactions

DellEMC and VMware Agency Arrangements

Dell, including DellEMC and VMware, are our customers. Since our formation, we have also entered into agency arrangements with DellEMC and VMware that enable our sales team to sell our subscriptions and services leveraging the DellEMC and VMware enterprise relationships and end customer contracts. These transactions result in DellEMC or VMware invoicing customers and collecting on our behalf. In exchange, we pay an agency fee, which is based on a percentage of the invoiced contract amounts, for their services. Such percentage ranged from 1.5% to 5% for the nine months ended November 2, 2018 and November 3, 2017, respectively.

In aggregate, we paid DellEMC and VMware $1.7 million and $2.7 million for the three months ended November 2, 2018 and November 3, 2017, respectively, and $7.5 million and $5.6 million for the nine months ended November 2, 2018 and November 3, 2017, respectively, which was deferred and amortized to sales and marketing expense over the term of the underlying customer arrangements.

Sales of our Products and Services to DellEMC and VMware

From time to time, we have sold our software products and professional, software support and other services to DellEMC and VMware for their internal use. Revenue recognized for sales of our products and services to DellEMC was $3.3 million and $2.2 million for the three months ended November 2, 2018 and November 3, 2017, respectively, and was $10.1 million and $7.0 million for the nine months ended November 2, 2018 and November 3, 2017, respectively. Revenue recognized for sales of our products and services to VMware was $0.5 million and $0.6 million for the three months ended November 2, 2018 and November 3, 2017, respectively, and was $1.3 million and $1.9 million for the nine months ended November 2, 2018 and November 3, 2017, respectively.

DellEMC and VMware Transition Services and Employee Matters Agreements

We and DellEMC engage in several ongoing related party transactions which resulted in costs charged to us. DellEMC acts as a paying agent for certain of our expenses including payments to vendors and other expenses such as payroll.

Pursuant to ongoing shared services and employee matters agreements, we are charged by DellEMC for certain management and administrative services, including routine management, administration, finance and accounting based upon estimates and allocations. Additionally, in certain geographic regions where we do not have an established legal entity, we contract with DellEMC subsidiaries for support services. We are charged for overhead items such as facilities and IT systems for our employees that work from DellEMC office locations. The costs incurred by DellEMC on our behalf related to these employees are charged to us with a markup. These costs are included as expenses in our consolidated statements of operations and primarily include salaries, benefits, travel and facility costs.

These expenses are charged to us on the basis of direct usage when identifiable, with the remainder charged primarily on the basis of headcount or other measures. Management believes the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented.

Charges received from DellEMC for the three months ended November 2, 2018 and November 3, 2017 were $5.3 million and $13.0 million, respectively, and for the nine months ended November 2, 2018 and November 3, 2017 were $21.5 million and $74.9 million, respectively.

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

As of November 2, 2018, the tax sharing agreement receivable of $0.4 million is included in the due from Parent and additional paid in capital financial statement lines.

Other Related Party Transactions

Through September 6, 2018, certain of our directors were also executives of companies that are our customers. Subsequent to this date, only the director from Ford Motor Company is an executive of a company that is our customer.

Revenue recognized from sales of subscriptions and services to General Electric Company during the period in which it was a related party was $0.9 million and $3.0 million for the three months ended November 2, 2018 and November 3, 2017, respectively, and was $6.8 million and $8.6 million for the nine months ended November 2, 2018 and November 3, 2017, respectively.

Revenue recognized from sales of subscriptions and services to Ford Motor Company was $2.5 million and $4.6 million for the three months ended November 2, 2018 and November 3, 2017, respectively, and was $9.4 million and $27.6 million for the nine months ended November 2, 2018 and November 3, 2017, respectively.

We had outstanding accounts receivable balances from General Electric Company of $4.2 million as of February 2, 2018.

We had outstanding accounts receivable balances from Ford Motor Company of $6.6 million and $3.2 million as of November 2, 2018 and February 2, 2018, respectively.

14.  Commitments and Contingencies

Leases

We lease office and equipment under various non-cancelable operating leases, which generally contain renewal options, free rent periods and escalation clauses. Minimum commitments under non-cancelable operating lease agreements, net of sublease income, as of November 2, 2018 are as follows (in thousands):

Fiscal Year	Amount
Remainder of 2019	$5,750
2020 - 2021	43,887
2022 - 2023	48,599
Thereafter	83,004
Total minimum lease payments	$181,240

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

15.                               Segment and Geographic Information

The following table summarizes revenue by geography based on the sold-to location of our customers that purchase subscriptions and services (in thousands):

	Three Months Ended				Nine Months Ended
	November 2, 2018		November 3, 2017		November 2, 2018		November 3, 2017
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$129,867	77%	$100,221	78%	$377,619	77%	$292,389	78%
International	38,276	23%	28,751	22%	110,667	23%	83,803	22%
Total	$168,143	100%	$128,972	100%	$488,286	100%	$376,192	100%

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

	November 2, 2018	August 3, 2018	November 3, 2017
Subscription customers	368	354	314
Dollar-based net expansion	150%	150%	165%

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

We had 368, 354 and 314 subscription customers as of November 2, 2018, August 3, 2018, and November 3, 2017, respectively. We expect growth in subscription customers to continue as we deliver enhancements to our products and remain focused on increasing our subscription customer count. Our total number of subscription customers and the net additions in any period may continue to fluctuate as a result of several factors, including the focus of our sales force, customer satisfaction with the functionality, features, performance or pricing of our offering, consolidation of our customer base and other factors, a number of which are beyond our control.

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

We expect our dollar-based net expansion rate to remain a significant indicator of our business momentum and results of operations as existing customers realize the benefits of our software and expand their PCF subscriptions. Our dollar-based net expansion rate has fluctuated and we expect it to continue to fluctuate and trend downward over time as we scale our business and as a result of several factors, including the size of the transactions, the timing and terms of the deals and our customers’ satisfaction with our offering. Our dollar-based net expansion rate was approximately 150% for the three months ended November 2, 2018, 150% for the three months ended August 3, 2018 and 165% for the three months ended November 3, 2017.

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

To a lesser extent, we generate revenue from certain historical software products sold on a perpetual license basis. Perpetual license revenue represented less than 1% of our total revenue for the three and nine months ended November 2, 2018 and less than 2% of our total revenue for the three and nine months ended November 3, 2017.  We expect the percentage of perpetual license revenue to continue to decline as a percentage of total revenue. We generally recognize revenue from our perpetual licenses upon delivery, assuming all the other revenue recognition criteria are satisfied.

Services

Services revenue is primarily derived from Labs, as well as implementation and other professional services. To a decreasing extent over time, services revenue also includes revenue from maintenance and support associated with the perpetual licenses described above. Our services revenue may continue to fluctuate; any services revenue growth is expected to be modest both in absolute dollars and relative to subscription revenue.

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

Other Income (expense), Net

Other income (expense), net consists of gains and losses from transactions denominated in a currency other than the functional currency, net interest earned on our cash and cash equivalents and other non-operating gains or losses.

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes related to foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal, state and certain foreign deferred tax assets as we have concluded that it is more likely than not that those deferred assets will not be utilized.

Results of Operations (dollars in thousands)

	Three Months Ended		Nine Months Ended
	November 2, 2018	November 3, 2017	November 2, 2018	November 3, 2017

Revenue:
Subscription	$100,775	$66,050	$288,390	$184,039
Services	67,368	62,922	199,896	192,153
Total revenue	168,143	128,972	488,286	376,192
Cost of revenue:
Subscription	7,813	7,627	24,047	22,743
Services	53,179	47,875	157,470	148,136
Total cost of revenue	60,992	55,502	181,517	170,879
Gross profit	107,151	73,470	306,769	205,313
Operating expenses:
Sales and marketing	70,620	54,295	210,308	159,327
Research and development	51,880	40,232	143,309	119,911
General and administrative	20,546	15,405	57,979	49,182
Total operating expenses	143,046	109,932	411,596	328,420
Loss from operations	(35,895)	(36,462)	(104,827)	(123,107)
Other income (expense), net	1,866	(2,101)	2,412	530
Loss before provision for income taxes	(34,029)	(38,563)	(102,415)	(122,577)
Provision for income taxes	776	786	549	3,618
Net loss	(34,805)	(39,349)	(102,964)	(126,195)
Less: Net loss (income) attributable to non-controlling interest	(45)	—	(8)	(84)
Net loss attributable to Pivotal	$(34,850)	$(39,349)	$(102,972)	$(126,279)

The following table sets forth our results of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	November 2, 2018	November 3, 2017	November 2, 2018	November 3, 2017
Revenue:
Subscription	60%	51%	59%	49%
Services	40	49	41	51
Total revenue	100	100	100	100
Cost of revenue:
Subscription	5	6	5	6
Services	31	37	32	39
Total cost of revenue	36	43	37	45
Gross profit	64	57	63	55
Operating expenses:
Sales and marketing	42	42	43	42
Research and development	31	31	29	32
General and administrative	12	12	12	13
Total operating expenses	85	85	84	87
Loss from operations	(21)	(28)	(21)	(32)
Other income (expense), net	1	(3)	1	0
Loss before provision for income taxes	(20)	(31)	(20)	(32)
Provision for income taxes	0	1	0	1
Net loss	(20)	(32)	(20)	(33)
Less: Net loss (income) attributable to non-controlling interest	0	0	0	0
Net loss attributable to Pivotal	(20)%	(32)%	(20)%	(33)%

Comparison of the three and nine months ended November 2, 2018 and November 3, 2017

Revenue

	Three Months Ended				Nine Months Ended
	November 2, 2018	November 3, 2017			November 2, 2018	November 3, 2017
	Amount	Amount	$ Change	% Change	Amount	Amount	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenue:
Subscription	$100,775	$66,050	$34,725	53%	$288,390	$184,039	$104,351	57%
Services	67,368	62,922	4,446	7%	199,896	192,153	7,743	4%
Total revenue	$168,143	$128,972	$39,171	30%	$488,286	$376,192	$112,094	30%

Total revenue increased by $39.2 million, or 30%, to $168.1 million during the three months ended November 2, 2018 from $129.0 million during the three months ended November 3, 2017. Subscription revenue increased by $34.7 million, or 53%, to $100.8 million during the three months ended November 2, 2018 from $66.1 million during the three months ended November 3, 2017. The increase in subscription revenue was primarily due to increased sales to existing customers and the remaining increase was due to sales to new customers. Services revenue increased by $4.4 million, or 7%, to $67.4 million during the three months ended November 2, 2018 from $62.9 million during the three months ended November 3, 2017. The increase in services revenue was primarily driven by revenue from maintenance and support contracts associated with certain historical software products sold on a perpetual license basis. Revenue from maintenance and support contracts associated with historical software products sold on a perpetual license basis represented less than 5% of total revenue for both the three months ended November 2, 2018 and November 3, 2017. This is generally expected to represent a decreasing amount of revenue in future periods.

Total revenue increased by $112.1 million, or 30%, to $488.3 million during the nine months ended November 2, 2018 from $376.2 million during the nine months ended November 3, 2017. Subscription revenue increased by $104.4 million, or 57%, to $288.4 million during the nine months ended November 2, 2018 from $184.0 million during the nine months ended November 3, 2017. The increase in subscription revenue was primarily due to increased sales to existing customers and the remaining increase was due to sales to new customers. Services revenue increased by $7.7 million, or 4%, to $199.9 million during the nine months ended November 2, 2018 from $192.2 million during the nine months ended November 3, 2017. The increase in services revenue was primarily due to growth of customer engagements to enable our larger subscription customer base. Revenue from maintenance and support contracts associated with historical software products sold on a perpetual license basis represented less than 4% of total revenue for both the nine months ended November 2, 2018 and November 3, 2017, and is generally expected to represent a decreasing amount of revenue in future periods.

Cost of Revenue

	Three Months Ended				Nine Months Ended
	November 2, 2018	November 3, 2017			November 2, 2018	November 3, 2017
	Amount	Amount	$ Change	% Change	Amount	Amount	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of revenue:
Subscription	$7,813	$7,627	$186	2%	$24,047	$22,743	$1,304	6%
Services	53,179	47,875	5,304	11%	157,470	148,136	9,334	6%
Total cost of revenue	$60,992	$55,502	$5,490	10%	$181,517	$170,879	$10,638	6%
Gross margin:
Subscription	92%	88%			92%	88%
Services	21%	24%			21%	23%
Total gross margin	64%	57%			63%	55%

Total cost of revenue increased by $5.5 million, or 10%, to $61.0 million during the three months ended November 2, 2018 from $55.5 million during the three months ended November 3, 2017. Cost of subscription revenue increased by $0.2 million, or 2%, to $7.8 million during the three months ended November 2, 2018 from $7.6 million during the three months ended November 3, 2017. The increase in cost of subscription was driven by higher cloud infrastructure costs. Growth in cost of subscription was lower relative to our overall customer base and subscription revenue growth as we continue to realize economies of scale. The cost of services revenue increased by $5.3 million, or 11%, to $53.2 million during the three months ended November 2, 2018 from $47.9 million during the three months ended November 3, 2017. The increase in services expense was primarily due to an increase of $5.5 million in personnel costs.

Subscription gross margin increased to 92% during the three months ended November 2, 2018 from 88% during the three months ended November 3, 2017 due to economies of scale as our subscription revenue increased.

Services gross margin decreased to 21% during the three months ended November 2, 2018 from 24% during the three months ended November 3, 2017 driven by growth in services personnel costs.

Total cost of revenue increased by $10.6 million, or 6%, to $181.5 million during the nine months ended November 2, 2018 from $170.9 million during the nine months ended November 3, 2017. Cost of subscription revenue increased by $1.3 million, or 6%, to $24.0 million during the nine months ended November 2, 2018 from $22.7 million during the nine months ended November 3, 2017. The increase in cost of subscription was driven by higher support personnel costs associated with an increased subscription customer base and higher cloud infrastructure costs. Growth in cost of subscription was lower relative to our overall customer base and subscription revenue as we continue to realize economies of scale. The cost of services revenue increased by $9.3 million, or 6%, to $157.5 million during the nine months ended November 2, 2018 from $148.1 million during the nine months ended November 3, 2017. The increase in services expense was primarily due to an increase of $10.2 million in personnel costs offset by $1.0 million of lower cloud infrastructure costs associated with our cost of goods for services.

Subscription gross margin increased to 92% during the nine months ended November 2, 2018 from 88% during the nine months ended November 3, 2017 due to economies of scale as our subscription revenue increased.

Services gross margin decreased to 21% during the nine months ended November 2, 2018 from 23% during the nine months ended November 3, 2017 driven by growth in services personnel costs.

Operating Expenses

Sales and Marketing

	Three Months Ended				Nine Months Ended
	November 2, 2018	November 3, 2017			November 2, 2018	November 3, 2017
	Amount	Amount	$ Change	% Change	Amount	Amount	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$70,620	$54,295	$16,325	30%	$210,308	$159,327	$50,981	32%
Percentage of revenue	42%	42%			43%	42%

Research and Development

	Three Months Ended				Nine Months Ended
	November 2, 2018	November 3, 2017			November 2, 2018	November 3, 2017
	Amount	Amount	$ Change	% Change	Amount	Amount	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Research and development	$51,880	$40,232	$11,648	29%	$143,309	$119,9111	$23,398	20%
Percentage of revenue	31%	31%			29%	32%

General and Administrative

	Three Months Ended				Nine Months Ended
	November 2, 2018	November 3, 2017			November 2, 2018	November 3, 2017
	Amount	Amount	$ Change	% Change	Amount	Amount	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
General and administrative	$20,546	$15,405	$5,141	33%	$57,979	$49,182	$8,797	18%
Percentage of revenue	12%	12%			12%	13%

Sales and marketing expense increased by $16.3 million, or 30%, to $70.6 million during the three months ended November 2, 2018 from $54.3 million in during the three months ended November 3, 2017. The increase in sales and marketing expense was primarily due to an increase of $18.2 million in personnel costs and commissions. This was partially offset by $1.5 million of sponsorship amounts associated with conferences in the third quarter which occurred in the fourth quarter in the prior year.

Research and development expense increased by $11.6 million, or 29%, to $51.9 million during the three months ended November 2, 2018 from $40.2 million during the three months ended November 3, 2017. The increase in research and development expense was primarily due to an increase of $12.3 million in personnel costs offset by $0.7 million of lower cloud infrastructure costs.

General and administrative expense increased by $5.1 million, or 33%, to $20.5 million during the three months ended November 2, 2018 from $15.4 million during the three months ended November 3, 2017. The increase in general and administrative expense was primarily due to an increase of $4.2 million in personnel costs and $0.9 million of systems related expense.

Sales and marketing expense increased by $51.0 million, or 32%, to $210.3 million during the nine months ended November 2, 2018 from $159.3 million in during the nine months ended November 3, 2017. The increase in sales and marketing expense was primarily due to an increase of $49.0 million in personnel costs and commissions and $2.3 million associated with conferences.

Research and development expense increased by $23.4 million, or 20%, to $143.3 million during the nine months ended November 2, 2018 from $119.9 million during the nine months ended November 3, 2017. The increase in research and development expense was primarily due to an increase of $24.9 million in personnel costs, offset by $1.7 million of lower cloud infrastructure costs.

General and administrative expense increased by $8.8 million, or 18%, to $58.0 million during the nine months ended November 2, 2018 from $49.2 million during the nine months ended November 3, 2017. The increase in general and administrative expense was primarily due an increase of $7.2 million in personnel costs and a $1.5 million non-cash write-off of certain intangible assets.

Non-Operating Expenses

Other Income (expense), Net

	Three Months Ended				Nine Months Ended
	November 2, 2018	November 3, 2017			November 2, 2018	November 3, 2017
	Amount	Amount	$ Change	% Change	Amount	Amount	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Other income (expense), net	$1,866	$(2,101)	$3,967	189%	$2,412	$530	$1,882	355%

Other income (expense), net increased by $4.0 million to $1.9 million for the three months ended November 2, 2018 from an expense of $2.1 million for the three months ended November 3, 2017. Other income (expense), net generated for the three months ended November 2, 2018 was primarily due to interest earned on money market investments of $2.6 million offset by foreign currency losses in our international operations. Other income (expense) generated for the three months ended November 3, 2017 was primarily due to foreign currency losses in our international operations.

Other income (expense), net increased by $1.9 million to $2.4 million for the nine months ended November 2, 2018 from $0.5 million for the nine months ended November 3, 2017. Other income (expense), net generated for the nine months ended November 2, 2018 was primarily due to a gain on sale of an investment of approximately $3.3 million and interest earned on money market investments of $5.2 million,  offset by foreign currency losses in our international operations. Other income (expense), net generated for the nine months ended November 3, 2017 was primarily due to foreign currency gains in our international operations.

Income Taxes

Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	November 2, 2018	November 3, 2017			November 2, 2018	November 3, 2017
	Amount	Amount	$ Change	% Change	Amount	Amount	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Provision for income taxes	$776	$786	$(10)	1%	$549	$3,618	$(3,069)	85%

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

Our provision for income taxes for both of the three months ended November 2, 2018 and November 3, 2017 was $0.8 million. Our quarterly provision is primarily driven by foreign taxes due in profitable jurisdictions and fluctuates due to variability in our services profitability in total and among the tax jurisdictions in which we operate.

Our provision for income taxes for the nine months ended November 2, 2018 and November 3, 2017 was $0.5 million and $3.6 million, respectively.  Our quarterly provision is primarily driven by foreign taxes due in profitable jurisdictions and fluctuates due to variability in our services profitability in total and among the tax jurisdictions in which we operate.

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

	Three Months Ended		Nine Months Ended
	November 2, 2018	November 3, 2017	November 2, 2018	November 3, 2017
	(dollars in thousands)		(dollars in thousands)

Gross profit	$107,151	$73,470	$306,769	$205,313
Add:
Stock-based compensation expense included in cost of revenue	4,652	2,217	11,768	4,902
Amortization of acquired intangibles included in cost of revenue	340	1,318	1,204	3,936
Non-GAAP gross profit	$112,143	$77,005	$319,741	$214,151

Gross margin	64%	57%	63%	55%
Non-GAAP gross margin	67%	60%	65%	57%

Non-GAAP Operating Loss

We define non-GAAP operating loss and non-GAAP operating margin as GAAP operating profit and GAAP operating margin, adjusted for stock-based compensation expense and amortization of acquired intangibles.

	Three Months Ended		Nine Months Ended
	November 2, 2018	November 3, 2017	November 2, 2018	November 3, 2017
	(dollars in thousands)		(dollars in thousands)

Operating loss	$(35,895)	$(36,462)	$(104,827)	$(123,107)
Add:
Stock-based compensation expense	19,428	8,525	49,233	19,934
Amortization of acquired intangibles	1,632	2,909	5,077	8,706
Non-GAAP operating loss	$(14,835)	$(25,028)	$(50,517)	$(94,467)

Liquidity and Capital Resources

Overview

To date, our principal sources of liquidity have been the net proceeds we received through the sale of our common stock in our IPO, private sales of equity securities, payments received from customers using our platform and services and borrowings under our line of credit. Following the completion of our IPO, we received aggregate proceeds of $544.7 million, net of underwriters’ discounts and commissions and offering costs paid.  As of November 2, 2018, we had cash and cash equivalents totaling $664.8 million, which we intend to use for working capital, operating expenses, and capital expenditures. We may also use a portion of this to acquire complementary businesses, products, services, or technologies. Our cash equivalents are comprised primarily of money market funds. We believe that our existing cash, cash equivalents, and investments will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, billing terms of our subscription contracts, timing of collection of accounts receivable, the rate of expansion of our workforce, the timing and extent of our expansion into new markets, the timing of introductions of new functionality and enhancements to our platform and the continuing market acceptance of our platform, as well as general economic and market conditions. We may need to raise additional capital or incur indebtedness to continue to fund our operations in the future or to fund our needs for other strategic initiatives, such as acquisitions. We also foresee entering into lease and other related facilities obligations to support any future growth in our headcount.

In September 2017, we entered into a credit agreement and a related security agreement with Silicon Valley Bank, as administrative agent, and other banks named therein that provide for a senior secured revolving credit facility in an aggregate principal amount not to exceed $100.0 million (the “Revolving Facility”). We may also request from time to time, subject to certain conditions, increases in the commitments under the Revolving Facility in an aggregate amount of up to $50.0 million on the same maturity, pricing and other terms applicable to the then-existing commitments under the Revolving Facility. There can be no assurance that such increases will be available. Borrowings under the Revolving Facility are secured by our tangible assets. Our borrowing capacity under the Revolving Facility is based on our subscription revenue. The Revolving Facility has a maturity date of September 8, 2020. We had no amounts outstanding under the Revolving Facility as of November 2, 2018.

Cash Flows

	Nine Months Ended
	November 2, 2018	November 3, 2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(13,348)	$(100,768)
Investing activities	$(3,695)	$(11,049)
Financing activities	$607,803	$31,495

Operating Activities

During the nine months ended November 2, 2018, cash used in operating activities was $13.3 million primarily due to our net loss of $103.0 million, adjusted for non-cash charges of $63.5 million and net cash inflows of $26.1 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation and depreciation and amortization of property and equipment and intangible assets. The primary drivers of the changes in operating assets and liabilities related to a $43.9 million decrease in accounts receivable offset by a $10.2 million decrease in deferred revenue and a decrease of $16.2 million in accrued expenses.

During the nine months ended November 3, 2017, cash used in operating activities was $100.8 million primarily due to our net loss of $126.2 million, adjusted for non-cash charges of $37.9 million and net cash outflows of $12.5 million provided by changes in our operating assets and liabilities. Changes in operating assets and liabilities were primarily attributable to a $14.2 million decrease in accounts receivable offset by a decrease in amounts due to parents of $34.0 million and a decrease in deferred revenue of $15.6 million.

Investing Activities

For the nine months ended November 2, 2018 cash used in investing activities was $3.7 million, down from cash used in investing activities of $11.0 million for the nine months ended November 3, 2017. Our investing activities for the nine months ended November 2, 2018 were attributable to the purchases of property, plant and equipment partially offset by the sale of an investment. Our investing activities for the nine months ended November 3, 2017 were attributable to purchases of property, plant and equipment.

Financing Activities

Cash provided by financing activities during the nine months ended November 2, 2018 of $607.8 million was primarily attributable to proceeds from the completion of our IPO of $544.7 million, net of underwriters’ discounts and commissions, and issuance costs. Additionally, we received $41.3 million in cash from DellEMC primarily representing the final federal tax sharing payments for fiscal 2018 and we received proceeds from the exercise of stock options of $41.9 million.  These inflows were partially offset by repayments of the Revolving Facility of $20.0 million which is net of additional borrowings.

Cash provided by financing activities during the nine months ended November 3, 2017 was attributable to proceeds of $6.6 million from the issuance of common stock through the exercises of stock options and the receipt of $25.8 million from DellEMC as part of our tax sharing agreement partially offset by $0.9 million of debt issuance costs.

Commitments and Contractual Obligations

During the nine months ended November 2, 2018, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in our Prospectus. See Note 14, Commitments and Contingencies, in our notes to unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of November 2, 2018, we were not subject to any obligations pursuant to any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.

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

Concentration risk

As of November 2, 2018, one customer represented 18% of our accounts receivable balance. On February 2, 2018, no individual customer represented 10% or more of accounts receivable.

DellEMC and VMware invoice our customers and collect invoiced amounts on our behalf. As of November 2, 2018 and February 2, 2018, $49.7 million and $83.3 million invoiced on our behalf by DellEMC and VMware was recorded in accounts receivable, respectively.

Foreign currency risk

Although 23% of our total revenue for the nine months ended November 2, 2018 was derived from sales outside the United States, the majority of such revenue is from sales transactions that are denominated in U.S. dollars. For transactions denominated in a currency other than the functional currency, we are exposed to risks of foreign currency fluctuation and are subject to transaction gains and losses, which are recorded as other income (expense), net in the condensed consolidated statements of operations.

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

We have incurred net losses in each year since we were formed, including net losses of $163.5 million and $232.9 million for fiscal 2018 and fiscal 2017, respectively. As of November 2, 2018, we had an accumulated deficit of $1,245.6 million and our net cash used in operating activities was $116.5 million in fiscal 2018. We may not achieve sufficient revenue to attain and maintain profitability. We expect our operating expenses to increase significantly in the future as we hire additional sales, research and development and other employees across functions, increase or make strategic investments, scale relationships with ecosystem partners and open new offices. In addition, we expect to incur significant additional legal, accounting and other expenses related to being a public company. As a result of these increased expenses, we will have to generate and sustain increased revenue in order to become profitable in future periods. Because some of the markets for our offering are rapidly evolving and are not mature, it is difficult for us to predict our future results of operations. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability. Any failure by us to achieve, sustain or increase profitability or generate positive cash flow from operations on a consistent basis could cause the value of our Class A common stock to decline.

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

We have substantially increased our overall headcount and expanded our business and operations in recent periods. Our headcount increased to 2,894 full-time employees at the end of the third quarter of fiscal 2019 from 1,663 full-time employees at the beginning of fiscal 2016. We have also expanded into additional geographic locations and added office space, including outside the United States. We expect to continue to expand our operations and employee headcount in the near term; however, our recent growth rates may not be indicative of our future growth. Our success will depend in part on our ability to continue to grow and to manage this growth effectively.

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

Dell Technologies owns 175,514,272 shares of our outstanding Class B common stock, which represent approximately 66.9% of our total outstanding shares of common stock and approximately 95.3% of the combined voting power of both classes of our outstanding common stock (subject to certain exceptions, including with respect to the election of directors, certain actions to convert the Class B common stock and certain actions that require the consent of the holders of the Class B common stock) as of November 2, 2018. Our Class B common stock has ten votes per share, and our Class A common stock, which is our publicly traded stock, has one vote per share, subject to certain exceptions. Moreover, the holders of Class B common stock, voting as a separate class, are entitled to elect at least 80% of the total number of directors that we would have if there were no vacancies on our board of directors at such time. Subject to any rights of any series of preferred stock to elect directors, the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, are entitled to elect our remaining directors with each share of Class A common stock and each share of Class B common stock entitled to one vote per share in any such election. Accordingly, Dell Technologies will control the vote to elect all of our directors and to approve or disapprove all other matters submitted to a stockholder vote.

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

Dell Technologies owns, indirectly through its subsidiaries (including VMware), none of the outstanding shares of our Class A common stock and all of the shares of our Class B common stock, representing 66.9% of the total outstanding shares of common stock or 95.3% of the combined voting power of the outstanding common stock (subject to certain exceptions, including with respect to the election of directors, certain actions to convert the Class B common stock and certain actions that require the consent of the holders of the Class B common stock). Through its control of shares of common stock representing a majority of the votes entitled to be cast in the election of our Group I and Group II directors, Dell Technologies controls the vote to elect all of our directors. As a result, we are a “controlled company” within the meaning of the New York Stock Exchange rules. Under these rules, a “controlled company” may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the closing of an initial public offering, a listed company have a:

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

All of the shares of common stock issuable upon the exercise of stock options, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to applicable vesting requirements.

As of November 2, 2018, holders of up to approximately 199,207,147 shares of our Class A common stock (including shares issuable upon conversion of Class B common stock) will have rights, subject to certain conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of capital stock that we may issue under our equity compensation plans.

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

The issuances of the above securities were exempt from registration under the Securities Act, in reliance upon Section 4(a)(2) of the Securities Act, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

Use of Proceeds for Initial Public Offering of Class A Common Stock

On April 19, 2018, our Registration Statement on Form S-1 (File No. 333-223872) was declared effective by the SEC for our IPO of Class A common stock, pursuant to which we sold shares of our Class A common stock.  There has been no material change in the planned use of proceeds from our IPO as described in the Prospectus.

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

PIVOTAL SOFTWARE, INC.

Dated: December 12, 2018	By:	/s/ Robert Mee
Robert Mee
Chief Executive Officer and Director (Principal Executive Officer)

Dated: December 12, 2018	By:	/s/ Cynthia Gaylor
Cynthia Gaylor
Senior Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)