Form 10-Q
period 2019-05-03
Pivotal Software, Inc.
filed 2019-06-06
CIK 1574135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
______________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File Number 001-38460
_________________________________________________
Pivotal Software, Inc.
(Exact name of registrant as specified in its charter)
__________________________________________________

Delaware	94-3094578
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
875 Howard Street, Fifth Floor
San Francisco, California 94103
(415) 777-4868
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01	PVTL	New York Stock Exchange
_______________________________________________________________________
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
There were 271,913,141 shares of common stock outstanding, consisting of 96,398,869 outstanding shares of Class A common stock and 175,514,272 outstanding shares of Class B common stock, as of May 31, 2019.

Pivotal Software, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Pivotal Software, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	May 3, 2019	February 1, 2019
Assets
Current assets:
Cash and cash equivalents	$854,215	$701,733
Accounts receivable, net of allowance of $5,953 and $4,266 as of May 3, 2019 and February 1, 2019, respectively	117,887	308,492
Due from Parent	29,416	951
Deferred sales commissions, current	36,090	39,572
Other assets, current	18,272	16,738
Total current assets	1,055,880	1,067,486
Property, plant and equipment, net	27,121	27,879
Operating lease right-of-use assets	133,017	—
Intangible assets, net	17,495	18,680
Goodwill	696,226	696,226
Deferred income taxes	340	258
Deferred sales commissions, noncurrent	32,551	35,522
Other assets, noncurrent	3,318	4,417
Total assets	$1,965,948	$1,850,468

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,382	$18,421
Due to Parent	13,683	20,241
Accrued expenses	46,859	64,723
Income taxes payable	1,184	1,232
Deferred revenue, current	350,970	376,985
Operating lease liabilities, current	20,381	—
Other liabilities, current	10,956	4,373
Total current liabilities	460,415	485,975
Deferred revenue, noncurrent	66,101	89,603
Operating lease liabilities, noncurrent	125,314	—
Other liabilities, noncurrent	2,131	9,412
Total liabilities	653,961	584,990
Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A common stock	963	901
Class B common stock	1,755	1,755
Additional paid-in capital	2,619,343	2,540,921
Accumulated deficit	(1,316,240)	(1,284,503)
Accumulated other comprehensive income	5,495	5,687
Total Pivotal stockholders’ equity	1,311,316	1,264,761
Non-controlling interest	671	717
Total stockholders’ equity	1,311,987	1,265,478
Total liabilities and stockholders’ equity	$1,965,948	$1,850,468
The accompanying notes are an integral part of the condensed consolidated financial statements.

Pivotal Software, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	May 3, 2019	May 4, 2018
Revenue:
Subscription	$128,856	$90,121
Services	56,859	65,614
Total revenue	185,715	155,735

Cost of revenue:
Subscription	8,556	8,129
Services	52,046	51,162
Total cost of revenue	60,602	59,291

Gross Profit	125,113	96,444
Operating expenses:
Sales and marketing	81,621	69,138
Research and development	56,255	44,428
General and administrative	22,145	16,408
Total operating expenses	160,021	129,974

Loss from operations	(34,908)	(33,530)
Other income, net	3,600	309
Loss before provision for (benefit from) income taxes	(31,308)	(33,221)
Provision for (benefit from) income taxes	475	(664)
Net loss	(31,783)	(32,557)
Less: Net loss attributable to non-controlling interest	46	42
Net loss attributable to Pivotal	$(31,737)	$(32,515)

Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.31)

Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	268,514	105,569
The accompanying notes are an integral part of the condensed consolidated financial statements.

Pivotal Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended
	May 3, 2019	May 4, 2018
Net loss	$(31,783)	$(32,557)
Foreign currency translation adjustments	(192)	161
Comprehensive loss	(31,975)	(32,396)
Less: Net loss attributable to the non-controlling interest	46	42
Comprehensive loss attributable to Pivotal	$(31,929)	$(32,354)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Pivotal Software, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	May 3, 2019	May 4, 2018
Cash flows from operating activities:
Net loss	$(31,783)	$(32,557)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	4,098	4,755
Amortization of lease right-of-use assets and other expense	7,613	—
Stock-based compensation expense	21,970	10,761
Provision for doubtful accounts	60	231
Deferred income taxes	(91)	(469)
Gain on sale of investment	(746)	(3,234)
Other	513	12
Changes in assets and liabilities
Accounts receivable	190,569	29,886
Due from Parent	(1,965)	(229)
Deferred sales commissions	6,453	1,197
Other assets	1,713	1,463
Accounts payable	(2,202)	(4,531)
Due to Parent	(6,466)	(1,055)
Deferred revenue	(49,609)	20,664
Accrued expenses	(16,801)	(21,905)
Operating lease liabilities	(7,787)	—
Other liabilities	6,668	(538)
Net cash provided by operating activities	122,207	4,451

Cash flows from investing activities:
Additions to property, plant and equipment	(2,204)	(1,879)
Proceeds from sale of investment	1,929	3,234
Net cash provided by (used in) investing activities	(275)	1,355

Cash flows from financing activities:
Proceeds from the initial public offering, net of issuance costs paid	—	547,254
Proceeds from the issuance of common stock	30,580	6,610
Contribution from Dell	—	31,977
Borrowings on credit facility	—	15,000
Repayments on credit facility	—	(35,000)
Net cash provided by financing activities	30,580	565,841
Effect of exchange rate changes on cash and cash equivalents	(30)	807
Net increase in cash and cash equivalents	152,482	572,454
Cash and cash equivalents at beginning of period	701,733	73,012
Cash and cash equivalents at end of period	$854,215	$645,466

Supplemental disclosure of non-cash operating:
Operating right-of-use assets obtained in exchange for lease liabilities	2,472	—
Supplemental disclosure of non-cash financing
Initial public offering issuance costs unpaid	—	2,834
Investment from Dell included in Due from Parent	26,500	9,500
The accompanying notes are an integral part of the condensed consolidated financial statements.

Pivotal Software, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(in thousands)
(unaudited)

	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Non- controlling interest	Total stockholders’ equity
	Shares	Par value	Shares	Par value
Balances at February 1, 2019	90,124	$901	175,514	$1,755	$2,540,921	$(1,284,503)	$5,687	$717	$1,265,478
Stock-based compensation (Pivotal equity)					21,707				21,707
Issuance of common stock under employee equity plans	4,159	42			29,972				30,014
Vested restricted stock units	2,018	20			(20)				—
Investment from Dell, net					26,730				26,730
Investment from VMware					33				33
Translation adjustment							(192)		(192)
Net Loss						(31,737)		(46)	(31,783)
Balances at May 3, 2019	96,301	$963	175,514	$1,755	$2,619,343	$(1,316,240)	$5,495	$671	$1,311,987
The accompanying notes are an integral part of the condensed consolidated financial statements.

Pivotal Software, Inc.
Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Non- controlling interest	Total stockholders’ equity
	Shares	Amount	Shares	Par value	Shares	Par value
Balances at February 2, 2018	147,879	$1,248,327	4,293	$43	65,048	$650	$595,113	$(1,142,600)	$5,554	$712	$(540,528)
Stock-based compensation (Pivotal equity)							10,526				10,526
Issuance of common stock under employee equity plans			1,087	11			6,599				6,610
Conversion of preferred stock to common stock	(147,879)	(1,248,327)	37,412	374	110,466	1,105	1,246,848				1,248,327
Initial public offering, net of issuance costs			38,667	387			544,034				544,421
Investment from Dell, net							11,662				11,662
Investment from VMware							(51)				(51)
Translation adjustment									161		161
Net Loss								(32,515)		(42)	(32,557)
Balances at May 4, 2018	—	$—	81,459	$815	175,514	$1,755	$2,414,731	$(1,175,115)	$5,715	$670	$1,248,571
The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Overview and Basis of Presentation
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
Fiscal Years
Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. Our 2019 fiscal year (“fiscal 2019”) ended on February 1, 2019 and our 2020 fiscal year (“fiscal 2020”) will end on January 31, 2020.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Pivotal Software, Inc. and its wholly-owned and majority-owned subsidiaries.  The condensed consolidated balance sheet as of February 1, 2019 included herein was derived from the audited financial statements as of that date. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Pivotal’s results of operations, financial position and cash flows for the periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the periods presented in this report are not necessarily indicative of results to be expected for the full fiscal year 2020. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended February 1, 2019, filed with the SEC on March 29, 2019.
Our majority-controlling stockholder is Dell Technologies Inc. (“Dell”). VMware, Inc. (“VMware”), which is also a majority-owned subsidiary of Dell, and Dell are collectively referred to as the “Parent” in these notes to the consolidated financial statements. Our results of operations and financial position are consolidated with Dell's financial statements.

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
Consolidation
The condensed consolidated financial statements and accompanying notes are prepared in accordance with GAAP and include our accounts and the accounts of our majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.
Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Estimates are revised as additional information becomes available. In the condensed consolidated statements of operations, estimates are used when accounting for revenue arrangements, including the determination of standalone selling price of performance obligations, the amortization period of deferred commissions, income taxes and the related valuation allowance and the valuation of common stock options. In the condensed consolidated balance sheets, estimates are used in determining the valuation and recoverability of assets, such as accounts receivable, fixed assets, deferred sales commissions, goodwill and other identifiable intangible assets, and estimates are used in determining the reported amounts of liabilities, including the impact of contingencies and operating lease liabilities, all of which also impact the condensed consolidated statements of operations. Actual results could differ from these estimates.
Significant Accounting Policies

Notwithstanding the addition of the policy below for leases, there were no significant changes to our accounting policies disclosed in “Note 2 – Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended February 1, 2019.
Leases

We determine if an arrangement is a lease at its inception. Our operating lease liabilities are recognized based on the present value of the remaining lease payments, discounted using the discount rate for the lease at the commencement date. As the rate implicit in the lease is not readily determinable for our operating leases, we generally use an incremental borrowing rate based on information available at the commencement date to determine the present value of future lease payments. Operating right-of-use (“ROU”) assets are generally recognized based on the amount of the initial measurement of the lease liability. Lease expense is recognized on a straight-line basis over the lease term. We account for lease and non-lease components as a single lease component for all of our operating leases.

Our operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities and noncurrent operating lease liabilities in our condensed consolidated balance sheet. Leases with a term of 12 months or less are not recorded on the condensed consolidated balance sheet.

Variable lease payments, which do not vary based on an index or rate, are excluded from our ROU asset and lease liability determination. Our variable lease payments are typically usage-based and we record them in the period in which the obligation for those payments is incurred. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Recently Adopted Accounting Pronouncement
Leases—In 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to recognize most lease liabilities on their balance sheets but recognize the lease expense on their statements of operations in a manner similar to current practice. The standard states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard is effective for annual and interim periods beginning with our fiscal 2020, and early adoption is permitted. We have adopted this standard on the first day of our fiscal year ending January 31, 2020, using a modified retrospective transition method. We elected the transition method discussed in ASU 2018-11 and our reporting for the comparative periods presented in the year of adoption continue to be in accordance with “Leases (Topic 840)”, including the associated disclosure requirements. We elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows us to carry forward the historical lease classification. We did not elect the practical expedient to use hindsight in determining the lease term and in assessing impairment of right-of-use assets.
The adoption of this standard effective the beginning of our new fiscal year, resulted in the recognition of operating lease assets and liabilities of approximately $136.4 million and $149.1 million, respectively, as of February 2, 2019. The difference between the amounts, represented the deferred rent for leases that existed as of the date of adoption, which was an offset to the opening balance of right-of-use assets. The adoption of the standard on February 2, 2019 did not have a material impact on our condensed consolidated statements of operations, stockholders’ equity and cash flows.
New Accounting Pronouncements to be Adopted
Financial Instruments—Credit Losses—In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 changes the impairment model for most financial assets, and will require the use of an expected loss model in place of the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The update to the standard is effective for interim and annual periods beginning after December 15, 2019. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.
Intangibles—Goodwill and Other—Internal-Use Software—In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract .” ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update to the standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Entities can choose to adopt the ASU 2018-15 prospectively or retrospectively. The Company is currently evaluating the impact of the adoption of ASU 2018-15 on its consolidated financial statements.

3.	Deferred Sales Commissions
Deferred sales commissions, current and noncurrent, were $68.6 million and $75.1 million as of May 3, 2019 and February 1, 2019, respectively. Amortization expense for deferred commissions costs was $13.9 million and $12.6 million for the three months ended May 3, 2019 and May 4, 2018, respectively. We amortize the commissions related to sales to new subscription customers, or the expansion of existing subscription customers, over an estimated period of benefit which has been determined to be the expected customer life. We amortize the commissions related to renewals of existing subscription customer contracts over the term of the contracts. There were no impairment losses related to the commissions costs capitalized for the periods presented.

4.	Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	May 3, 2019	February 1, 2019
Furniture and fixtures	$7,400	$7,298
Equipment	22,677	21,471
Software	7,024	6,900
Leasehold improvements	38,703	38,171
Total property, plant and equipment	75,804	73,840
Accumulated depreciation	(48,683)	(45,961)
Property, plant and equipment, net	$27,121	$27,879

For the three months ended May 3, 2019 and May 4, 2018, depreciation expense was $2.9 million and $3.1 million, respectively.

5.	Intangible Assets
Intangible assets, excluding goodwill, consist of the following (in thousands):

	May 3, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$87,573	$(87,488)	$85
Trademarks and tradenames	12,900	(11,968)	932
Customer relationships and customer lists	55,800	(39,322)	16,478
Intangible Assets	$156,273	$(138,778)	$17,495

	February 1, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$87,573	$(87,420)	$153
Trademarks and tradenames	12,900	(11,612)	1,288
Customer relationships and customer lists	55,800	(38,561)	17,239
Intangible Assets	$156,273	$(137,593)	$18,680

For the three months ended May 3, 2019 and May 4, 2018, amortization expense was $1.2 million and $1.7 million, respectively.
As of May 3, 2019, future expected amortization expense of intangible assets is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2020	$3,239
2021	2,496
2022	1,809
2023	1,791
2024	1,422
Thereafter	6,738

6.	Leases

We lease certain office spaces which we have classified as operating leases. Most of our leases include one or more options to renew. The exercise of lease renewal options are at our sole discretion and we included all renewals that are reasonably certain at the reporting period end date in the calculation of our ROU assets and liabilities. Certain of our sublease arrangements include an option to early terminate the lease arrangement. We do not disclose sublease income for periods for which a termination option exists, unless we are reasonably certain it will not be exercised.

Supplemental balance sheet information related to leases as of May 3, 2019 were as follows:

May 3, 2019
Operating leases:
Weighted average remaining lease term (in years)	7.1
Weighted average discount rate (in percentage points)	6.0

The components of lease expense for the three months ended May 3, 2019 was as follows (in thousands):

Three months ended
May 3, 2019
Operating lease cost	$7,613
Short term lease cost (a)	—
Variable lease cost	1,415
Sublease income	(1,771)
Total net lease cost	$7,257
(a) During the three months ended May 3, 2019, we had no material short-term leases capitalized.

Maturities of lease liabilities as of May 3, 2019 were as follows (in thousands):

May 3, 2019
Operating Leases (a)
2020	$20,906
2021	29,832
2022	28,087
2023	23,352
2024	20,774
2025 and thereafter	57,937
Total lease payments	180,888
Less: Imputed interest	(35,193)
Present value of lease liabilities	$145,695
(a) Operating lease payments exclude $8.0 million of legally binding minimum lease payments for leases signed but not yet commenced.

Our future minimum lease commitments as of February 1, 2019, as disclosed in our most recent Annual Report on Form 10-K, represent our undiscounted non-cancelable operating lease arrangements, and has not materially changed since the last 10-K filing.

7.	Accrued Expenses
Accrued expenses consist of the following (in thousands):

	May 3, 2019	February 1, 2019
Accrued salaries, commissions and benefits	$28,020	$45,645
Other	18,839	19,078
Accrued expenses	$46,859	$64,723

8.	Fair Value of Financial Assets and Liabilities
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
Our cash and cash equivalents of $854.2 million and $701.7 million as of May 3, 2019 and February 1, 2019, respectively, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Our cash equivalents include money market funds of $766.2 million and $614.2 million as of May 3, 2019 and February 1, 2019, respectively.

9.	Debt
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
We have the option to repay any borrowings under the Revolving Facility prior to maturity without penalty. The Revolving Facility contains customary representations and warranties that require us to comply with certain covenants, including financial covenants relating to our operating performance and liquidity. We were in compliance with these financial covenants as of May 3, 2019.
We may also request, subject to certain conditions, increases in the commitments under the Revolving Facility in an aggregate amount of up to $50.0 million on the same maturity, pricing and other terms applicable to the then-existing commitments under the Revolving Facility. There can be no assurance that such increases will be available.
During the three months ended May 4, 2018, we borrowed $15.0 million under the Revolving Facility, which was in addition to the $20.0 million that was already outstanding as of February 2, 2018, and then repaid the total outstanding balance of $35.0 million on the Revolving Facility in April 2018. During the three months ended May 3, 2019, we did not draw down on the Revolving Facility. As of May 3, 2019, no amounts were outstanding under the Revolving Facility.

10.	Unearned Revenue and Performance Obligations
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. During the three months ended May 3, 2019 and May 4, 2018 we recognized revenue of $123.3 million and $94.0 million, respectively, which was included in the corresponding deferred revenue balance at the beginning of the reporting periods presented.

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
Remaining Performance Obligations
The typical contract term for subscription contracts is one to three years, while the contract term for professional services is generally less than one year. Our contracts are non-cancelable over the contractual term. As of May 3, 2019, the aggregate amount of the transaction price allocated to billed and unbilled remaining performance obligations for subscriptions and services for which revenue has not yet been recognized was approximately $880 million. We expect to recognize approximately 55% of the transaction price as subscription or services revenue over the next 12 months and the remainder thereafter. As of February 1, 2019, the aggregate amount of the transaction price allocated to billed and unbilled remaining performance obligations for subscriptions and services for which revenue had not yet been recognized was approximately $990 million.

11.	Income Taxes
As a result of the IPO, we are no longer included in the Dell U.S. federal tax return.  Our federal deferred tax assets and liabilities previously calculated on a separate return basis have been adjusted to reflect only the actual carryforward items which Pivotal has on its separate federal tax return. We continue to present on a separate return basis the deferred tax assets and liabilities for those states where we file unitary returns with Dell. A full valuation allowance was recorded against U.S. federal, state and certain foreign deferred tax assets because we determined that it was more likely than not that those deferred tax assets would not be realized. As of May 3, 2019, we have a net deferred tax asset of $0.3 million
For the three months ended May 3, 2019 the income tax provision was $0.5 million and for the three months ended May 4, 2018 the income tax benefit was $0.7 million. Our quarterly provision is primarily due to foreign taxes due in profitable jurisdictions. In the three months ended May 4, 2018 we had favorable adjustments to prior period estimates offsetting current expenses.
In April 2019, we amended our Tax Sharing Agreement ("TSA") with Dell with regard to the treatment of certain 2017 Tax Cut and Jobs Act implications not explicitly covered by the original terms of the TSA. The amendment provides that we will receive a one-time payment of $26.5 million from Dell for the current benefit and estimated future expense related to Pivotal's foreign deficits included in the transition tax determination in the Dell Fiscal 2018 federal tax return. Dell's payment to Pivotal is expected to be made in August 2019.

12.	Common Stock and Stock-Based Awards
As of May 3, 2019, we had 4,000,000,000 shares of Class A common stock authorized, of which 96,301,267 shares were issued and outstanding, and 500,000,000 shares of Class B common stock authorized, of which 175,514,272 shares were issued and outstanding. Both Class A common stock and Class B common stock have a par value of $0.01 per share. As of May 3, 2019, we had reserved 21,292,363 shares of common stock available for future equity award grants under our equity incentive plans. We also had reserved 55,941,336 shares of common stock for future issuance upon exercise of any outstanding stock options and upon vesting of restricted stock units.
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

The following table reflects our stock option activity during the three months ended May 3, 2019 (in thousands, except weighted-average exercise price):

	Number of Shares Subject to Options	Weighted- Average Exercise Price
Options Outstanding at February 1, 2019	45,901	$8.31
Granted	—	$—
Exercised	(4,159)	$7.22
Forfeited	(690)	$10.11
Expired / cancelled	(17)	$7.89
Options Outstanding at May 3, 2019	41,035	$8.40

As of May 3, 2019, there was $51.0 million of unrecognized compensation cost related to the unvested options, which is expected to be recognized over the remaining vesting period of the options.
Restricted Stock Units
The Company granted 7,777,285 and 8,388,643 Restricted Stock Units (“RSUs”) with an aggregate fair value of $145.2 million and $125.8 million during the three months ended May 3, 2019, and May 4, 2018, respectively. RSUs awarded under the 2018 Equity Incentive Plan will generally vest over four years. The vesting is contingent on the employees’ continued service through such date. RSUs are generally subject to forfeiture if employment terminates prior to the vesting date. We expense the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs on the date of grant, ratably over the period during which the vesting restrictions lapse.
The following table reflects our RSU activity during the three months ended May 3, 2019 (in thousands, except weighted-average grant fair value):

	Number of Restricted Stock Units	Weighted- Average Grant Fair Value
RSUs outstanding at February 1, 2019	9,501	$15.77
Granted	7,777	$18.67
Vested	(2,018)	$15.00
Forfeited	(354)	$16.71
RSUs outstanding at May 3, 2019	14,906	$17.36

For the three months ended May 3, 2019 and May 4, 2018, stock-based compensation expense associated with RSUs was $11.3 million and $1.3 million, respectively. As of May 3, 2019, there was $249.3 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over the remaining vesting period.
Employee Stock Purchase Plan
Our Employee Stock Purchase Plan (the “ESPP”) became effective upon our IPO. The ESPP currently reserves and authorizes the issuance of up to a total of 6,003,420 shares of Class A common stock to participating employees. Eligible employees may elect to participate in the ESPP, upon which the employee authorizes payroll deductions during the offering period in an amount equal to at least 1% of his or her compensation, but not more than the contribution limit. The contribution limit for each offering period is the lesser of (i) 15% of an eligible employee’s compensation for the offering period or (ii) $7,500. Except for the initial offering period, the ESPP provides for 6-month offering periods commencing on January 11 or July 11 and ending on July 10 or January 10 of each year. The current offering period under the ESPP commenced on January 11, 2019 and will end on July 10, 2019. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. As of May 3, 2019, there were 5,268,420 shares of the Company’s common stock available for future issuance under the ESPP.
For the three months ended May 3, 2019 and May 4, 2018, stock-based compensation expense associated with the ESPP was $1.6 million and $0.2 million, respectively. As of May 3, 2019, there was $1.2 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over the remaining term of the offering period.

Stock-Based Compensation Expense
The following table summarizes the components of total equity stock-based compensation expense included in our condensed consolidated financial statements for each of the periods presented (in thousands):

	Three Months Ended
	May 3, 2019	May 4, 2018
Cost of revenue - subscription	$506	$227
Cost of revenue - services	4,678	2,289
Sales and marketing	6,811	3,571
Research and development	6,474	2,865
General and administrative	3,501	1,809
Total stock-based compensation expense	$21,970	$10,761

The expense related to awards previously granted by Dell and VMware to certain of our employees was $0.3 million and $0.2 million for the three months ended May 3, 2019 and May 4, 2018, respectively.

13.	Net Loss per Share
Basic loss per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net loss attributable to common stockholders by the weighted-average shares outstanding during the period.
The following table sets forth basic and diluted earnings (loss) per share for each of the periods presented (in thousands, except per share amounts):

	Three Months Ended
	May 3, 2019	May 4, 2018
Numerator:
Net loss attributable to common stockholders	$(31,737)	$(32,515)

Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	268,514	105,569

Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.31)

Since we were in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	May 3, 2019	May 4, 2018
Shares subject to outstanding common stock options	41,035	55,078
Unvested RSUs issued and outstanding	14,906	8,388
Shares committed under the ESPP	708	801
Total	56,649	64,267

14.	Related Party Transactions
Dell and VMware Agency Arrangements
Since our formation, we have entered into agency arrangements with Dell and VMware that enable our sales team to sell our subscriptions and services leveraging the Dell and VMware enterprise relationships and end customer contracts. These transactions result in Dell or VMware invoicing customers and collecting on our behalf. In exchange, we pay an agency fee, which is based on a percentage of the invoiced contract amounts, for their services. Such percentage ranged from 1.5% to 5.0% for the three months ended May 3, 2019 and May 4, 2018, respectively.
In aggregate, we paid Dell and VMware $1.6 million and $3.6 million for the three months ended May 3, 2019 and May 4, 2018, respectively, which was deferred and amortized to sales and marketing expense over the term of the underlying customer arrangements.
Sales of our Products and Services to Dell and VMware
From time to time, we have sold our software products and professional, software support and other services to Dell and VMware for their internal use. Revenue recognized for sales of our products and services to Dell was $6.1 million and $3.6 million for the three months ended May 3, 2019 and May 4, 2018, respectively. Revenue recognized for sales of our products and services to VMware was $0.3 million and $0.5 million for the three months ended May 3, 2019 and May 4, 2018, respectively.
Dell and VMware Transition Services and Employee Matters Agreements
We engage Dell in several ongoing related party transactions which result in costs charged to us. Dell acts as a paying agent for certain international payroll, accounts payable and other expenses.
Pursuant to ongoing shared services and employee matters agreements, we are charged by Dell for certain administrative services, including certain financial services as well as support services where Pivotal does not have a legal entity, based upon estimates and allocations. Additionally, in certain geographic regions where we do not have an established legal entity, we contract with Dell subsidiaries for support services. We are charged for overhead items such as facilities and IT systems for our employees that work from Dell office locations. The costs incurred by Dell on our behalf related to these employees are charged to us with a markup. These costs are included as expenses in our consolidated statements of operations and primarily include salaries, benefits, travel and facility costs.
These expenses are charged to us on the basis of direct usage when identifiable, with the remainder charged primarily on the basis of headcount or other measures. Management believes the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented.
Charges received from Dell for the three months ended May 3, 2019 and May 4, 2018 were $9.3 million and $8.5 million, respectively.
Dell Tax Sharing Agreement
Pursuant to a tax sharing agreement Pivotal has historically received payments from Dell for the tax benefits derived from the inclusion of our losses in certain Dell U.S federal and state group returns.  As of a result of stock issued during our IPO, Pivotal no longer qualifies for inclusion in the Dell U.S federal consolidated tax return.  This reduces the amount of benefit or expense we receive from the tax sharing agreement in prospective periods to the benefit or expense that Dell realizes from our inclusion in their unitary state returns.
In April 2019, we amended our Tax Sharing Agreement ("TSA") with Dell with regard to the treatment of certain 2017 Tax Cut and Jobs Act implications not explicitly covered by the original terms of the TSA. The amendment provides that we will receive a one-time payment of $26.5 million from Dell for the current benefit and estimated future expense related to Pivotal's foreign deficits included in the transition tax determination in the Dell Fiscal 2018 federal tax return. Dell's payment to Pivotal is expected to be made in August 2019.
As of May 3, 2019, the tax sharing agreement receivable of $26.9 million is included in the due from Parent and additional paid in capital financial statement lines in the condensed consolidated balance sheet.

Other Related Party Transactions
Through September 6, 2018, certain of our directors were also executives of companies that are our customers. Subsequent to this date, only the director from Ford Motor Company ("Ford") remains an executive of a company that is our customer.
Revenue recognized from sales of subscriptions and services to Ford was $1.8 million and $3.6 million for the three months ended May 3, 2019 and May 4, 2018. We had outstanding accounts receivable balances from Ford of $1.1 million and $1.8 million as of May 3, 2019 and February 1, 2019, respectively.
Revenue recognized from sales of subscriptions and services to General Electric ("GE") was $3.0 million for the three months ended May 4, 2018. As GE is no longer a related party, no disclosures for fiscal 2020 have been provided.

15.	Commitments and Contingencies
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
The following table summarizes revenue by geography based on the sold-to location of our customers that purchase subscriptions and services (in thousands):

	Three Months Ended
	May 3, 2019		May 4, 2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$143,811	77%	$119,656	77%
International	41,904	23%	36,079	23%
Total	$185,715	100%	$155,735	100%

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
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties; our future results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and Part I, item 1A in our Annual Report on Form 10-K. Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31.
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

We generate a substantial and increasing portion of our revenue from the sale of PCF subscriptions generated from sales of products to handle customers’ differing workloads and needs, including Pivotal Application Service (“PAS”), Pivotal Container Service (“PKS”) and products accessed in our Pivotal Services Marketplace. We generate subscription revenue primarily from the sale of time-based subscriptions. Subscriptions are offered typically for one- to three-year terms, and we continue to recognize revenue from our subscriptions ratably over the subscription term. We expect that over time subscription revenue will become a larger percentage of our total revenue as customers continue to adopt and expand their PCF subscriptions and as our systems integrator (“SI”) partner relationships ramp to directly deliver Labs-like services to our customers.
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

	May 3, 2019	February 1, 2019	May 4, 2018
Subscription customers	383	377	339
Dollar-based net expansion	143%	149%	156%
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
We had 383, 377 and 339 subscription customers as of May 3, 2019, February 1, 2019, and May 4, 2018, respectively. We expect growth in subscription customers to continue as we deliver enhancements to our products and remain focused on increasing our subscription customer count. Our total number of subscription customers and the net additions in any period may continue to fluctuate as a result of several factors, including the focus of our sales force, customer satisfaction with the functionality, features, performance or pricing of our offering, consolidation of our customer base and other factors, a number of which are beyond our control.

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
We expect our dollar-based net expansion rate to remain a significant indicator of our business momentum and results of operations as existing customers realize the benefits of our software and expand their PCF subscriptions. Our dollar-based net expansion rate has fluctuated and we expect it to continue to fluctuate and trend downward over time as we scale our business and as a result of several factors, including the size of the transactions, the timing and terms of the deals and our customers’ satisfaction with our offering. Our dollar-based net expansion rate was approximately 143% for the three months ended May 3, 2019, 149% for the three months ended February 1, 2019 and 156% for the three months ended May 4, 2018.
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
To a lesser extent, we generate revenue from certain historical software products sold on a perpetual license basis. Perpetual license revenue represented less than 1% of our total revenue for the three months ended May 3, 2019 and May 4, 2018.  We expect the percentage of perpetual license revenue to continue to decline as a percentage of total revenue. We generally recognize revenue from our perpetual licenses upon delivery, assuming all the other revenue recognition criteria are satisfied.
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

Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of personnel costs including commissions. Other sales and marketing costs include travel and entertainment, promotional events (such as our SpringOne Platform Conference) and allocated overhead costs. We expect our sales and marketing expenses will increase in absolute dollar amounts as we hire additional sales and marketing personnel to expand our customer footprint, deepen our relationships with existing customers, and build brand and product awareness.
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

Results of Operations (dollars in thousands)

	Three Months Ended
	May 3, 2019	May 4, 2018
Revenue:
Subscription	$128,856	$90,121
Services	56,859	65,614
Total revenue	185,715	155,735
Cost of revenue:
Subscription	8,556	8,129
Services	52,046	51,162
Total cost of revenue	60,602	59,291
Gross profit	125,113	96,444
Operating expenses:
Sales and marketing	81,621	69,138
Research and development	56,255	44,428
General and administrative	22,145	16,408
Total operating expenses	160,021	129,974
Loss from operations	(34,908)	(33,530)
Other income, net	3,600	309
Loss before provision for (benefit from) income taxes	(31,308)	(33,221)
Provision for (benefit from) income taxes	475	(664)
Net loss	(31,783)	(32,557)
Less: Net loss attributable to non-controlling interest	46	42
Net loss attributable to Pivotal	$(31,737)	$(32,515)

The following table sets forth our results of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended
	May 3, 2019	May 4, 2018
Revenue:
Subscription	69%	58%
Services	31	42
Total revenue	100	100
Cost of revenue:
Subscription	5	5
Services	28	33
Total cost of revenue	33	38
Gross profit	67	62
Operating expenses:		.
Sales and marketing	44	44
Research and development	30	29
General and administrative	12	11
Total operating expenses	86	84
Loss from operations	(19)	(22)
Other income, net	2	1
Loss before provision for (benefit from) income taxes	(17)	(21)
Provision for (benefit from) income taxes	0	0
Net loss	(17)	(21)
Less: Net loss attributable to non-controlling interest	0	0
Net loss attributable to Pivotal	(17)%	(21)%

Comparison of the three months ended May 3, 2019 and May 4, 2018
Revenue

	Three Months Ended
	May 3, 2019	May 4, 2018
	Amount	Amount	$ Change	% Change
	(dollars in thousands)
Revenue:
Subscription	$128,856	$90,121	$38,735	43%
Services	56,859	65,614	(8,755)	(13)%
Total revenue	$185,715	$155,735	$29,980	19%
Total revenue increased by $30.0 million, or 19%, to $185.7 million during the three months ended May 3, 2019, from $155.7 million during the three months ended May 4, 2018. Subscription revenue increased by $38.7 million, or 43%, to $128.9 million during the three months ended May 3, 2019 from $90.1 million during the three months ended May 4, 2018. The increase in subscription revenue was primarily due to increased sales to existing customers and the remaining increase was due to sales to new customers. Services revenue decreased by $8.8 million, or 13%, to $56.9 million during the three months ended May 3, 2019 from $65.6 million during the three months ended May 4, 2018. The decrease in services revenue was due to fewer customer engagements within the current period. Revenue from maintenance and support contracts associated with historical software products sold on a perpetual license basis represented less than 2% of total revenue for both the three months ended May 3, 2019 and May 4, 2018, and is generally expected to represent a decreasing amount of revenue in future periods.

Cost of Revenue

	Three Months Ended
	May 3, 2019	May 4, 2018
	Amount	Amount	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$8,556	$8,129	$427	5%
Services	52,046	51,162	884	2%
Total cost of revenue	$60,602	$59,291	$1,311	2%
Gross margin:
Subscription	93%	91%
Services	8%	22%
Total gross margin	67%	62%
Total cost of revenue increased by $1.3 million, or 2%, to $60.6 million during the three months ended May 3, 2019 from $59.3 million during the three months ended May 4, 2018. Cost of subscription revenue increased by $0.4 million, or 5%, to $8.6 million during the three months ended May 3, 2019 from $8.1 million during the three months ended May 4, 2018. The increase in cost of subscription was due to increases in cloud infrastructure spend of $0.4 million along with an increase in personnel costs that were offset by savings in other areas. Growth in cost of subscription revenue was lower relative to the growth in our overall customer base and subscription revenue growth as we continue to realize economies of scale. The cost of services revenue increased by $0.9 million, or 2%, to $52.0 million during the three months ended May 3, 2019 from $51.2 million during the three months ended May 4, 2018. The increase in services expense was primarily due to an increase in personnel costs of $1.1 million, attributable to higher stock based compensation, offset by savings in other areas.
Subscription gross margin increased to 93% during the three months ended May 3, 2019 from 91% during the three months ended May 4, 2018 due to economies of scale as our subscription revenue increased.
Services gross margin decreased to 8% during the three months ended May 3, 2019 from 22% during the three months ended May 4, 2018 driven by fewer customer engagements coupled with growth in services personnel costs.

Operating Expenses
Sales and Marketing

	Three Months Ended
	May 3, 2019	May 4, 2018
	Amount	Amount	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$81,621	$69,138	$12,483	18%
Percentage of revenue	44%	44%
Research and Development

	Three Months Ended
	May 3, 2019	May 4, 2018
	Amount	Amount	$ Change	% Change
	(dollars in thousands)
Research and development	$56,255	$44,428	$11,827	27%
Percentage of revenue	30%	29%

General and Administrative

	Three Months Ended
	May 3, 2019	May 4, 2018
	Amount	Amount	$ Change	% Change
	(dollars in thousands)
General and administrative	$22,145	$16,408	$5,737	35%
Percentage of revenue	12%	11%
Sales and marketing expense increased by $12.5 million, or 18%, to $81.6 million during the three months ended May 3, 2019 from $69.1 million in during the three months ended May 4, 2018. The increase in sales and marketing expense was primarily due to an increase in personnel costs of $14.4 million, offset by lower expenses associated with timing of conference activity of $1.9 million.
Research and development expense increased by $11.8 million, or 27%, to $56.3 million during the three months ended May 3, 2019 from $44.4 million during the three months ended May 4, 2018. The increase in research and development expense was primarily due to an increase in personnel costs of $12.5 million, offset by lower cloud infrastructure spend of $0.7 million.
General and administrative expense increased by $5.7 million, or 35%, to $22.1 million during the three months ended May 3, 2019 from $16.4 million during the three months ended May 4, 2018. The increase in general and administrative expense was primarily due to an increase in personnel costs of $3.5 million, an increase in third party services of $1.5 million, and higher systems related expense of $0.9 million.
Non-Operating Expenses
Other Income, Net

	Three Months Ended
	May 3, 2019	May 4, 2018
	Amount	Amount	$ Change	% Change
	(dollars in thousands)
Other income, net	$3,600	$309	$3,291	1,065%
Other income, net increased by $3.3 million to $3.6 million for the three months ended May 3, 2019 from $0.3 million for the three months ended May 4, 2018. Other income, net generated for the three months ended May 3, 2019 was primarily due to interest earned on money market investments of $3.7 million and a gain on sale of investment of $0.7 million, offset by foreign currency losses in our international operations. Other income, net generated for the three months ended May 4, 2018 was primarily due to a gain on sale of investment of $3.2 million, offset by foreign currency losses in our international operations.

Income Taxes
Provision for (benefit from) Income Taxes

	Three Months Ended
	May 3, 2019	May 4, 2018
	Amount	Amount	$ Change	% Change
	(dollars in thousands)
Provision for (benefit from) income taxes	$475	$(664)	$1,139	(172)%
As a result of the stock issued in our IPO, we are no longer included in the Dell consolidated U.S. federal return and will file a separate U.S. federal return on a go-forward basis.  The federal deferred tax assets and liabilities previously calculated on a separate return basis have been adjusted to reflect only the actual carryforward items which Pivotal will have on its separate federal tax return.  There was no impact on our provision for income taxes due to a corresponding reduction in the related valuation allowance.

Our provision for income taxes for the three months ended May 3, 2019 was $0.5 million. Our benefit from income taxes for the three months ended May 4, 2018 was $0.7 million. Our quarterly provision is primarily driven by foreign taxes due in profitable jurisdictions and fluctuates due to variability in our services profitability in total and among the tax jurisdictions in which we operate.
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

	Three Months Ended
	May 3, 2019	May 4, 2018
	(dollars in thousands)
Gross profit	125,113	96,444
Add:
Stock-based compensation expense included in cost of revenue	5,184	2,516
Amortization of acquired intangibles included in cost of revenue	69	432
Non-GAAP gross profit	$130,366	$99,392
Gross margin	67%	62%
Non-GAAP gross margin	70%	64%
Non-GAAP Operating Loss
We define non-GAAP operating loss and non-GAAP operating margin as GAAP operating profit and GAAP operating margin, adjusted for stock-based compensation expense and amortization of acquired intangibles.

	Three Months Ended
	May 3, 2019	May 4, 2018
	(dollars in thousands)
Operating loss	(34,908)	(33,530)
Add:
Stock-based compensation expense	21,970	10,761
Amortization of acquired intangibles	1,185	1,721
Non-GAAP operating loss	$(11,753)	$(21,048)

Liquidity and Capital Resources
Overview
To date, our principal sources of liquidity have been the net proceeds we received through the sale of our common stock in our IPO, private sales of equity securities, payments received from customers using our platform and services and borrowings under our line of credit. Following the completion of our IPO, we received aggregate proceeds of $544.4 million, net of underwriters’ discounts and commissions and offering costs paid.  As of May 3, 2019, we had cash and cash equivalents totaling $854.2 million, which we intend to use for working capital, operating expenses, and capital expenditures. We may also use a portion of this to acquire complementary businesses, products, services, or technologies. Our cash equivalents are comprised primarily of money market funds. We believe that our existing cash, cash equivalents, and investments will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, billing terms of our subscription contracts, timing of collection of accounts receivable, the rate of expansion of our workforce, the timing and extent of our expansion into new markets, the timing of introductions of new functionality and enhancements to our platform and the continuing market acceptance of our platform, as well as general economic and market conditions. We may need to raise additional capital or incur indebtedness to continue to fund our operations in the future or to fund our needs for other strategic initiatives, such as acquisitions. We also foresee entering into lease and other related facilities obligations to support any future growth in our headcount.
In September 2017, we entered into a credit agreement and a related security agreement with Silicon Valley Bank, as administrative agent, and other banks named therein that provide for a senior secured revolving credit facility in an aggregate principal amount not to exceed $100.0 million (the “Revolving Facility”). We may also request from time to time, subject to certain conditions, increases in the commitments under the Revolving Facility in an aggregate amount of up to $50.0 million on the same maturity, pricing and other terms applicable to the then-existing commitments under the Revolving Facility. There can be no assurance that such increases will be available. Borrowings under the Revolving Facility are secured by our tangible assets. Our borrowing capacity under the Revolving Facility is based on our subscription revenue. The Revolving Facility has a maturity date of September 8, 2020. We had no amounts outstanding under the Revolving Facility as of May 3, 2019.
Cash Flows

	Three Months Ended
	May 3, 2019	May 4, 2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$122,207	$4,451
Investing activities	$(275)	$1,355
Financing activities	$30,580	$565,841
Operating Activities
During the three months ended May 3, 2019, cash provided by operating activities was $122.2 million primarily due to our net loss of $31.8 million, adjusted for non-cash charges of $33.4 million and net cash inflows of $120.6 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation and depreciation and amortization of property and equipment,intangible assets and right of use lease assets. The primary drivers of the changes in operating assets and liabilities related to a $190.6 million decrease in accounts receivable driven by collections in the quarter, offset by a $49.6 million decrease in deferred revenue and a decrease of $16.8 million in accrued expenses.
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

Investing Activities
For the three months ended May 3, 2019 cash used in investing activities was $0.3 million, compared to cash provided by investing activities of $1.4 million for the three months ended May 4, 2018. Our investing activities for the three months ended May 3, 2019 and for the three months ended May 4, 2018 were attributable to the purchases of property, plant and equipment partially offset by the sale of certain investments within both periods.
Financing Activities
Cash provided by financing activities during the three months ended May 3, 2019 of $30.6 million was directly attributable to proceeds from the exercise of stock options.
Cash provided by financing activities during the three months ended May 4, 2018 of $565.8 million was primarily attributable to proceeds from the completion of our IPO of $547.3 million, net of underwriters’ discounts and commissions, and issuance costs. Additionally, we received $32.0 million in cash from Dell representing federal tax sharing payments for fiscal 2018 and we received proceeds from the exercise of stock options of $6.6 million.  These inflows were partially offset by repayments of the Revolving Facility of $20.0 million which is net of additional borrowings in the quarter.
Commitments and Contractual Obligations
During the three months ended May 3, 2019, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in our Prospectus. See Note 15, Commitments and Contingencies, in our notes to unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of May 3, 2019, we were not subject to any obligations pursuant to any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.
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
Notwithstanding the addition of the policy disclosed in “Note 2 – Summary of Significant Accounting Policies” for leases, there have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates disclosed in our Annual Report on Form 10-K.
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

Concentration risk
As of May 3, 2019, and February 1, 2019, no individual customer represented 10% or more of accounts receivable.
Dell and VMware invoice our customers and collect invoiced amounts on our behalf. As of May 3, 2019 and February 1, 2019, $34.8 million and $161.5 million invoiced on our behalf by Dell and VMware was recorded in accounts receivable, respectively.
Foreign currency risk
Although 23% of our total revenue for the three months ended May 3, 2019 was derived from sales outside the United States, the majority of such revenue is from sales transactions that are denominated in U.S. dollars. For transactions denominated in a currency other than the functional currency, we are exposed to risks of foreign currency fluctuation and are subject to transaction gains and losses, which are recorded as other income (expense), net in the condensed consolidated statements of operations.
Our results of operations and cash flows have been and will continue to be subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. Dollar and the British Pound, the Euro and the Canadian Dollar, the currencies of countries where we currently have our most significant international operations. Foreign currency rate fluctuations did not have a material effect on our results of operations and cash flows. As our international operations grow, our risks associated with fluctuation in currency rates may intensify, and we will continue to reassess our approach to managing this risk.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the following.
On February 2, 2019, we adopted the new lease accounting standard. We have identified appropriate changes to our accounting policies, business processes, and related internal controls to support recognition and disclosure requirements as a result of the adoption. These included the development of new policies including the capitalization of right-of-use assets and the recognition of the present value of lease liabilities for identified leases, ongoing contract review requirements, and gathering of information for disclosures.
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

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The material set forth in Note 15 (pertaining to information regarding legal contingencies) of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
ITEM 1A.    RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the following risks, together with all of the other information contained in our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K before making a decision to invest in our Class A common stock. Any of the following risks could have an adverse effect on our business, results of operations, financial condition and prospects, and could cause the trading price of our Class A common stock to decline, which would cause you to lose all or part of your investment. Our business, results of operations, financial condition, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.
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

We have incurred net losses in each year since we were formed, including net losses of $141.9 million for fiscal 2019 and $163.5 million for fiscal 2018, respectively. As of May 3, 2019, we had an accumulated deficit of $1,316 million and our net cash provided by operating activities was $122.2 million for the three months ended May 3, 2019. We may not achieve sufficient revenue to attain and maintain profitability. We expect our operating expenses to increase significantly in the future as we hire additional sales, marketing, research and development and other employees across functions, increase or make strategic investments, scale relationships with ecosystem partners and open new offices. In addition, we expect to incur significant additional legal, accounting and other expenses related to being a public company. As a result of these increased expenses, we will have to generate and sustain increased revenue in order to become profitable in future periods. Because some of the markets for our offering are rapidly evolving and are not mature, it is difficult for us to predict our future results of operations. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability. Any failure by us to achieve, sustain or increase profitability or generate positive cash flow from operations on a consistent basis could cause the value of our Class A common stock to decline.

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

We have substantially increased our overall headcount and expanded our business and operations in recent periods. Our headcount increased to 2,971 full-time employees at the end of our first quarter of fiscal 2020 from 2,671 full-time employees at the end of our first quarter of fiscal 2019. We have also expanded into additional geographic locations and added office space, including outside the United States. We expect to continue to expand our operations and employee headcount in the near term; however, our recent growth rates may not be indicative of our future growth. Our success will depend in part on our ability to continue to grow and to manage this growth effectively.

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

Our software is deployed in a wide variety of complex technology environments, and we believe our future success will depend on our ability to increase sales of our software subscriptions for use in such deployments. Our platform must also integrate with a variety of operating systems, software applications and hardware developed by others. We often assist our customers in achieving successful implementations for large, complex deployments. If we or our customers are unable to implement our software successfully, or are unable to do so in a timely manner, or if we are unable to devote the necessary resources to ensure that our solutions inter-operate with other software, systems and hardware, customer perceptions of our company may be impaired, our reputation and brand may suffer and customers may choose not to increase their use of our software.

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

Dell owns 175,514,272 shares of our outstanding Class B common stock, which represent approximately 64.6% of our total outstanding shares of common stock and approximately 94.8% of the combined voting power of both classes of our outstanding common stock (subject to certain exceptions, including with respect to the election of directors, certain actions to convert the Class B common stock and certain actions that require the consent of the holders of the Class B common stock) as of May 3, 2019. Our Class B common stock has ten votes per share, and our Class A common stock, which is our publicly traded stock, has one vote per share, subject to certain exceptions. Moreover, the holders of Class B common stock, voting as a separate class, are entitled to elect at least 80% of the total number of directors that we would have if there were no vacancies on our board of directors at such time. Subject to any rights of any series of preferred stock to elect directors, the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, are entitled to elect our remaining directors with each share of Class A common stock and each share of Class B common stock entitled to one vote per share in any such election. Accordingly, Dell will control the vote to elect all of our directors and to approve or disapprove all other matters submitted to a stockholder vote.

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

Dell owns, indirectly through its subsidiaries (including VMware), none of the outstanding shares of our Class A common stock and all of the shares of our Class B common stock, representing 64.6% of the total outstanding shares of common stock or 94.8% of the combined voting power of the outstanding common stock (subject to certain exceptions, including with respect to the election of directors, certain actions to convert the Class B common stock and certain actions that require the consent of the holders of the Class B common stock). Through its control of shares of common stock representing a majority of the votes entitled to be cast in the election of our Group I and Group II directors, Dell controls the vote to elect all of our directors. As a result, we are a "controlled company" within the meaning of the New York Stock Exchange rules. Under these rules, a "controlled company"

may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the closing of an initial public offering, a listed company have a:

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

Transactions primarily driven by our direct sales force and processed through our strategic partners under our agency agreements with Dell and VMware accounted for 36% and 37% of our total revenue in fiscal 2019 and fiscal 2018, respectively. We rely on these agency agreements to expedite and facilitate the sales of our products and services. Any adverse changes in our joint sales arrangements or the effectiveness of such arrangements with Dell or VMware could have a material impact on our results of operations.

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

As of May 3, 2019, holders of up to approximately 193.0 million shares of our Class A common stock (including shares issuable upon conversion of Class B common stock) will have rights, subject to certain conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of capital stock that we may issue under our equity compensation plans.

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
None.
Use of Proceeds for Initial Public Offering of Class A Common Stock
On April 19, 2018, our Registration Statement on Form S-1 (File No. 333-223872) was declared effective by the SEC for our IPO of Class A common stock, pursuant to which we sold shares of our Class A common stock.  There has been no material change in the planned use of proceeds from our IPO as described in the Prospectus.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
We entered into an Amendment dated April 24, 2019 to the Tax Sharing Agreement (the “Amended TSA”) with Dell, our parent company, and its affiliates.  The original Tax Sharing Agreement, dated February 8, 2017 between Pivotal and Dell, EMC Corporation and their respective affiliates (the “Original TSA”) governs the respective rights, responsibilities and obligations of Dell and us with respect to any jointly filed returns. The Amended TSA addresses certain 2017 Tax Cuts and Jobs Act implications not explicitly covered by the Original TSA terms. The Amended TSA provides that we will receive a one-time payment of $26.5 million from Dell for the current benefit and estimated future expense related to Pivotal's inclusion in the Dell Fiscal 2018 federal tax return. Dell's payment to Pivotal is expected to be made in August 2019.
ITEM 6.    EXHIBITS

Exhibit No.		Description

EXHIBIT 10.18*+	-	Fiscal Year 2019 Executive Incentive Program of Pivotal Software, Inc.

EXHIBIT 10.19*+	-	Fiscal Year 2020 Bonus Plan of Pivotal Software, Inc.

EXHIBIT 10.20*	-	Amendment to the Tax Sharing Agreement between Pivotal Software, Inc., Dell Technologies Inc., EMC Corporation and their respective affiliates, dated April 24, 2019

EXHIBIT 31.1ǂ	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Executive Officer.

EXHIBIT 31.2ǂ	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Financial Officer.

EXHIBIT 32.1ǂ	-	Section 1350 Certifications — Chief Executive Officer.

EXHIBIT 32.2ǂ	-	Section 1350 Certifications — Chief Financial Officer.

EXHIBIT 101.INSǂ	-	XBRL Instance Document.

EXHIBIT 101.SCHǂ	-	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CALǂ	-	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEFǂ	-	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LABǂ	-	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PREǂ	-	XBRL Taxonomy Extension Presentation Linkbase Document.

+ Indicates management contract or compensatory plan or arrangement
* Filed herewith
ǂ Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIVOTAL SOFTWARE, INC.

Dated: June 6, 2019	By:	/s/ Robert Mee
Robert Mee
Chief Executive Officer and Director (Principal Executive Officer)

Dated: June 6, 2019	By:	/s/ Cynthia Gaylor
Cynthia Gaylor
Senior Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)