Form 10-Q
period 2019-08-02
Pivotal Software, Inc.
filed 2019-09-05
CIK 1574135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
______________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2019
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
There were 275,217,350 shares of common stock outstanding, consisting of 99,703,078 outstanding shares of Class A common stock and 175,514,272 outstanding shares of Class B common stock, as of August 30, 2019.

Pivotal Software, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Pivotal Software, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	August 2, 2019	February 1, 2019
Assets
Current assets:
Cash and cash equivalents	$808,432	$701,733
Accounts receivable, net of allowance of $5,965 and $4,266 as of August 2, 2019 and February 1, 2019, respectively	122,713	308,492
Due from Parent	30,081	951
Deferred sales commissions, current	36,124	39,572
Other assets, current	12,948	16,738
Total current assets	1,010,298	1,067,486
Property, plant and equipment, net	27,462	27,879
Operating lease right-of-use assets	130,102	—
Intangible assets, net	15,981	18,680
Goodwill	696,226	696,226
Deferred income taxes	342	258
Deferred sales commissions, noncurrent	32,865	35,522
Other assets, noncurrent	7,416	4,417
Total assets	$1,920,692	$1,850,468

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,554	$18,421
Due to Parent	12,007	20,241
Accrued expenses	60,260	64,723
Income taxes payable	1,113	1,232
Deferred revenue, current	304,977	376,985
Operating lease liabilities, current	21,820	—
Other liabilities, current	5,356	4,373
Total current liabilities	417,087	485,975
Deferred revenue, noncurrent	55,429	89,603
Operating lease liabilities, noncurrent	121,520	—
Other liabilities, noncurrent	2,157	9,412
Total liabilities	596,193	584,990
Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A common stock	986	901
Class B common stock	1,755	1,755
Additional paid-in capital	2,660,012	2,540,921
Accumulated deficit	(1,344,355)	(1,284,503)
Accumulated other comprehensive income	5,421	5,687
Total Pivotal stockholders’ equity	1,323,819	1,264,761
Non-controlling interest	680	717
Total stockholders’ equity	1,324,499	1,265,478
Total liabilities and stockholders’ equity	$1,920,692	$1,850,468
The accompanying notes are an integral part of the condensed consolidated financial statements.

Pivotal Software, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
Revenue:
Subscription	$134,990	$97,494	$263,846	$187,615
Services	58,006	66,914	114,865	132,528
Total revenue	192,996	164,408	378,711	320,143

Cost of revenue:
Subscription	9,108	8,105	17,664	16,234
Services	51,417	53,129	103,463	104,291
Total cost of revenue	60,525	61,234	121,127	120,525

Gross Profit	132,471	103,174	257,584	199,618
Operating expenses:
Sales and marketing	82,639	70,550	164,260	139,688
Research and development	58,676	47,001	114,931	91,429
General and administrative	22,557	21,025	44,702	37,433
Total operating expenses	163,872	138,576	323,893	268,550

Loss from operations	(31,401)	(35,402)	(66,309)	(68,932)
Other income, net	3,820	237	7,420	546
Loss before provision for (benefit from) income taxes	(27,581)	(35,165)	(58,889)	(68,386)
Provision for (benefit from) income taxes	525	437	1,000	(227)
Net loss	(28,106)	(35,602)	(59,889)	(68,159)
Less: Net loss (income) attributable to non-controlling interest	(9)	(5)	37	37
Net loss attributable to Pivotal	$(28,115)	$(35,607)	$(59,852)	$(68,122)

Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.14)	$(0.22)	$(0.38)

Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	272,724	257,240	270,619	181,404
The accompanying notes are an integral part of the condensed consolidated financial statements.

Pivotal Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
Net loss	$(28,106)	$(35,602)	$(59,889)	$(68,159)
Foreign currency translation adjustments	(74)	5	(266)	166
Comprehensive loss	(28,180)	(35,597)	(60,155)	(67,993)
Less: Net loss attributable to the non-controlling interest	(9)	(5)	37	37
Comprehensive loss attributable to Pivotal	$(28,189)	$(35,602)	$(60,118)	$(67,956)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Pivotal Software, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	August 2, 2019	August 3, 2018
Cash flows from operating activities:
Net loss	$(59,889)	$(68,159)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	8,434	9,354
Amortization of lease right-of-use assets and other expense	15,417	—
Stock-based compensation expense	47,397	29,805
Provision for doubtful accounts	(197)	619
Deferred income taxes	(103)	(405)
Gain on sale of investment	(746)	(3,234)
Other	497	1,461
Changes in assets and liabilities
Accounts receivable	185,566	76,340
Due from Parent	(2,230)	(236)
Deferred sales commissions	6,105	4,272
Other assets	2,788	(2,457)
Accounts payable	(7,150)	(547)
Due to Parent	(8,119)	(3,185)
Deferred revenue	(106,276)	(10,554)
Accrued expenses	(3,916)	(16,213)
Operating lease liabilities	(14,811)	—
Other liabilities	973	5,959
Net cash provided by operating activities	63,740	22,820

Cash flows from investing activities:
Additions to property, plant and equipment	(4,936)	(4,052)
Proceeds from sale of investment	1,929	3,234
Net cash used in investing activities	(3,007)	(818)

Cash flows from financing activities:
Proceeds from the initial public offering, net of issuance costs paid	—	544,674
Proceeds from the issuance of common stock	36,542	9,424
Proceeds from employee stock plans	8,967	—
Contribution from Dell	—	41,277
Borrowings on credit facility	—	15,000
Repayments on credit facility	—	(35,000)
Net cash provided by financing activities	45,509	575,375
Effect of exchange rate changes on cash and cash equivalents	457	1,319
Net increase in cash and cash equivalents	106,699	598,696
Cash and cash equivalents at beginning of period	701,733	73,012
Cash and cash equivalents at end of period	$808,432	$671,708

Supplemental disclosure of non-cash operating:
Operating right-of-use assets obtained in exchange for lease liabilities	6,787	—
Supplemental disclosure of non-cash financing
Investment from Dell included in Due from Parent	26,900	—
The accompanying notes are an integral part of the condensed consolidated financial statements.

Pivotal Software, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(in thousands)
(unaudited)

	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Non- controlling interest	Total stockholders’ equity
	Shares	Par value	Shares	Par value
Balances at February 1, 2019	90,124	$901	175,514	$1,755	$2,540,921	$(1,284,503)	$5,687	$717	$1,265,478
Stock-based compensation (Pivotal equity)					21,707				21,707
Issuance of common stock under employee equity plans	4,159	42			29,972				30,014
Vested restricted stock units	2,018	20			(20)				—
Investment from Dell, net					26,730				26,730
Investment from VMware					33				33
Translation adjustment							(192)		(192)
Net Loss						(31,737)		(46)	(31,783)
Balances at May 3, 2019	96,301	$963	175,514	$1,755	$2,619,343	$(1,316,240)	$5,495	$671	$1,311,987
Stock-based compensation (Pivotal equity)					25,166				25,166
Issuance of common stock under employee equity plans	1,793	18			14,852				14,870
Vested restricted stock units	539	5			(5)				—
Investment from Dell, net					690				690
Investment from VMware					(34)				(34)
Translation adjustment							(74)		(74)
Net Loss						(28,115)		9	(28,106)
Balances at August 2, 2019	98,633	$986	175,514	$1,755	$2,660,012	$(1,344,355)	$5,421	$680	$1,324,499
The accompanying notes are an integral part of the condensed consolidated financial statements.

Pivotal Software, Inc.
Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Non- controlling interest	Total stockholders’ equity
	Shares	Amount	Shares	Par value	Shares	Par value
Balances at February 2, 2018	147,879	$1,248,327	4,293	$43	65,048	$650	$595,113	$(1,142,600)	$5,554	$712	$(540,528)
Stock-based compensation (Pivotal equity)							10,526				10,526
Issuance of common stock under employee equity plans			1,087	11			6,599				6,610
Conversion of preferred stock to common stock	(147,879)	(1,248,327)	37,412	374	110,466	1,105	1,246,848				1,248,327
Initial public offering, net of issuance costs			38,667	387			544,034				544,421
Investment from Dell, net							11,662				11,662
Investment from VMware							(51)				(51)
Translation adjustment									161		161
Net Loss								(32,515)		(42)	(32,557)
Balances at May 4, 2018	—	$—	81,459	$815	175,514	$1,755	$2,414,731	$(1,175,115)	$5,715	$670	$1,248,571
Stock-based compensation (Pivotal equity)							18,747				18,747
Issuance of common stock under employee equity plans			400	4			2,810				2,814
Investment from Dell, net							255				255
Investment from VMware							25				25
Translation adjustment									5		5
Net Loss								(35,607)		5	(35,602)
Balances at August 3, 2018	—	$—	81,859	$819	175,514	$1,755	$2,436,568	$(1,210,722)	$5,720	$675	$1,234,815
The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Overview and Basis of Presentation
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Pivotal Software, Inc. and its wholly-owned and majority-owned subsidiaries.  The condensed consolidated balance sheet as of February 1, 2019 included herein was derived from the audited financial statements as of that date. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair statement of Pivotal’s results of operations, financial position and cash flows for the periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the periods presented in this report are not necessarily indicative of results to be expected for the full fiscal year 2020. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended February 1, 2019, filed with the SEC on March 29, 2019.
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
Merger Agreement

On August 22, 2019, Pivotal entered into an Agreement Plan of Merger with VMware and Raven Acquisition Sub, Inc. (the "Merger Agreement").  See "Note 17 --- Subsequent Events" for additional information.

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

Our operating leases are included in operating ROU assets, current operating lease liabilities and noncurrent operating lease liabilities in our condensed consolidated balance sheet. Leases with a term of 12 months or less are not recorded on the condensed consolidated balance sheet.

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

Recently Adopted Accounting Pronouncement
Leases—In 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),”, which requires lessees to recognize most lease liabilities on their balance sheets but recognize the lease expense on their statements of operations in a manner similar to current practice. The standard states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard is effective for annual and interim periods beginning with our fiscal 2020, and early adoption is permitted. We have adopted this standard on the first day of our fiscal year ending January 31, 2020, using a modified retrospective transition method. We elected the transition method discussed in ASU 2018-11 and our reporting for the comparative periods presented in the year of adoption continue to be in accordance with “Leases (Topic 840),” including the associated disclosure requirements. We elected the package of practical expedients permitted under the transition guidance, which, among other things, allows us to carry forward the historical lease classification. We did not elect the practical expedient to use hindsight in determining the lease term and in assessing impairment of right-of-use assets.
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
New Accounting Pronouncements to be Adopted
Financial Instruments—Credit Losses—In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 changes the impairment model for most financial assets, and will require the use of an expected loss model in place of the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. This update to the standard is effective for our interim and annual periods beginning February 1, 2020. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.
Intangibles—Goodwill and Other—Internal-Use Software—In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update to the standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Entities can choose to adopt the ASU 2018-15 prospectively or retrospectively. This standard is effective for our interim and annual periods beginning February 1, 2020. The Company is currently evaluating the impact of the adoption of ASU 2018-15 on its consolidated financial statements.

3.	Deferred Sales Commissions
Deferred sales commissions, current and noncurrent, were $69.0 million and $75.1 million as of August 2, 2019 and February 1, 2019, respectively. Amortization expense for deferred commissions costs was $12.7 million and $11.8 million for the three months ended August 2, 2019 and August 3, 2018, respectively, and was $26.6 million and $24.4 million for the six months ended August 2, 2019 and August 3, 2018, respectively. We amortize the commissions related to sales to new subscription customers, or the expansion of existing subscription customers, over an estimated period of benefit which has been determined to be the expected customer life. We amortize the commissions related to renewals of existing subscription customer contracts over the term of the contracts. Commissions paid for services contracts are amortized over the expected service delivery periods of the services. There were no impairment losses related to the commissions costs capitalized for the periods presented.

4.	Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	August 2, 2019	February 1, 2019
Furniture and fixtures	$7,732	$7,298
Equipment	24,329	21,471
Software	7,261	6,900
Leasehold improvements	39,368	38,171
Total property, plant and equipment	78,690	73,840
Accumulated depreciation	(51,228)	(45,961)
Property, plant and equipment, net	$27,462	$27,879

For the three months ended August 2, 2019 and August 3, 2018, depreciation expense was $2.8 million and $2.9 million, respectively, and for the six months ended August 2, 2019 and August 3, 2018, depreciation expense was $5.7 million and $5.9 million, respectively.

5.	Intangible Assets
Intangible assets, excluding goodwill, consist of the following (in thousands):

	August 2, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$87,573	$(87,539)	$34
Trademarks and tradenames	12,900	(12,325)	575
Customer relationships and customer lists	55,800	(40,428)	15,372
Intangible Assets	$156,273	$(140,292)	$15,981

	February 1, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$87,573	$(87,420)	$153
Trademarks and tradenames	12,900	(11,612)	1,288
Customer relationships and customer lists	55,800	(38,561)	17,239
Intangible Assets	$156,273	$(137,593)	$18,680

For the three months ended August 2, 2019 and August 3, 2018, amortization expense was $1.5 million and $1.7 million, respectively, and for the six months ended August 2, 2019 and August 3, 2018, amortization expense was $2.7 million and $3.4 million, respectively.
As of August 2, 2019, future expected amortization expense of intangible assets is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2020	$2,759
2021	3,835
2022	3,111
2023	2,948
2024	2,693
Thereafter	635

6.	Leases

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

Supplemental balance sheet information related to leases were as follows:

August 2, 2019
Operating leases:
Weighted average remaining lease term (in years)	6.8
Weighted average discount rate (in percentage points)	6.0

The components of lease expense for the periods presented were as follows (in thousands):

	Three months ended	Six months ended
	August 2, 2019	August 2, 2019
Operating lease cost	$7,804	$15,417
Short term lease cost (a)	—	—
Variable lease cost	2,056	3,942
Sublease income	(2,167)	(3,938)
Total net lease cost	$7,693	$15,421
(a) During the three and six months ended August 2, 2019, we had no material short-term leases capitalized.

Maturities of lease liabilities were as follows (in thousands):

August 2, 2019
Operating Leases (a)
Remainder of 2020	$14,536
2021	30,783
2022	29,104
2023	24,401
2024	21,011
2025 and thereafter	56,713
Total lease payments	176,548
Less: Imputed interest	(33,208)
Present value of lease liabilities	$143,340
(a) Operating lease payments exclude $8.0 million of legally binding minimum lease payments for leases signed but not yet commenced.

Our future minimum lease commitments as of February 1, 2019, as disclosed in our most recent Annual Report on Form 10-K, represent our undiscounted non-cancelable operating lease arrangements, and has not materially changed since the last 10-K filing.

7.	Accrued Expenses
Accrued expenses consist of the following (in thousands):

	August 2, 2019	February 1, 2019
Accrued salaries, commissions and benefits	$39,315	$45,645
Other	20,945	19,078
Accrued expenses	$60,260	$64,723

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
Our cash and cash equivalents of $808.4 million and $701.7 million as of August 2, 2019 and February 1, 2019, respectively, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Our cash equivalents include money market funds of $738.8 million and $614.2 million as of August 2, 2019 and February 1, 2019, respectively.

9.	Debt
We have a credit agreement and related security agreement with Silicon Valley Bank and certain other banks. The senior secured revolving loan facility in an aggregate principal amount not to exceed $100.0 million (the “Revolving Facility”), was amended on May 6, 2019. Borrowings under the Revolving Facility are secured by our tangible assets. Our borrowing capacity under the Revolving Facility is based on subscription revenue. The Revolving Facility has a maturity date of September 8, 2020, unless it is terminated by us or an event of default has occurred prior to such date. The Revolving Facility limits our and our subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends or make other distributions; make acquisitions and other investments; dispose of assets; and engage in transactions with affiliates except on an arms-length basis.
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
We have the option to repay any borrowings under the Revolving Facility prior to maturity without penalty. The Revolving Facility contains customary representations and warranties that require us to comply with certain covenants, including financial covenants relating to our operating performance and liquidity. We were in compliance with these financial covenants as of August 2, 2019.
We may also request, subject to certain conditions, increases in the commitments under the Revolving Facility in an aggregate amount of up to $50.0 million on the same maturity, pricing and other terms applicable to the then-existing commitments under the Revolving Facility. There can be no assurance that such increases will be available.
During the three months ended May 4, 2018, we borrowed $15.0 million under the Revolving Facility, which was in addition to the $20.0 million that was already outstanding as of February 2, 2018, and then repaid the total outstanding balance of $35.0 million on the Revolving Facility in April 2018. During the period from April 2018 to August 3, 2018, we did not draw down on the Revolving Facility and no amounts were outstanding under the Revolving Facility. During the six months ended

August 2, 2019, we did not draw down on the Revolving Facility. As of August 2, 2019, no amounts were outstanding under the Revolving Facility.

10.	Unearned Revenue and Performance Obligations
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. During the three months ended August 2, 2019 and August 3, 2018 we recognized revenue of $125.9 million and $104.8 million, respectively, and during the six months ended August 2, 2019 and August 3, 2018 we recognized revenue of $230.1 million and $176.5 million which was included in the corresponding deferred revenue balance at the beginning of the reporting periods presented.
We receive payments from customers based upon contractual billing schedules. Accounts receivable is recorded when the right to consideration becomes unconditional. We generally bill our customers annually in advance, although for our multi-year contracts, some customers prefer to pay the full multi-year contract amount in advance. Payment terms on invoiced amounts are typically 30 to 90 days. Contract assets include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced; such amounts have been insignificant to date.
Remaining Performance Obligations
The typical contract term for subscription contracts is one to three years, while the contract term for professional services is generally less than one year. Our subscription contracts are non-cancelable over the contractual term. As of August 2, 2019, the aggregate amount of the transaction price allocated to billed and unbilled remaining performance obligations for subscriptions and services for which revenue has not yet been recognized was approximately $860 million. We expect to recognize approximately 55% of the transaction price as subscription or services revenue over the next 12 months and the remainder thereafter. As of February 1, 2019, the aggregate amount of the transaction price allocated to billed and unbilled remaining performance obligations for subscriptions and services for which revenue had not yet been recognized was approximately $990 million.

11.	Income Taxes
As a result of the IPO, we are no longer included in the Dell U.S. federal tax return.  Our federal deferred tax assets and liabilities previously calculated on a separate return basis have been adjusted to reflect only the actual carryforward items which Pivotal has on its separate federal tax return. We continue to present on a separate return basis the deferred tax assets and liabilities for those states where we file unitary returns with Dell. A full valuation allowance was recorded against U.S. federal, state and certain foreign deferred tax assets because we determined that it was more likely than not that those deferred tax assets would not be realized. As of August 2, 2019, we have a net deferred tax asset of $0.3 million.
The income tax provision was $0.5 million and $0.4 million for the three months ended August 2, 2019 and August 3, 2018, respectively. The income tax provision (benefit) was $1.0 million and $(0.2) million for the six months ended August 2, 2019 and August 3, 2018, respectively. Our quarterly provision is primarily due to foreign taxes due in profitable jurisdictions.
In April 2019, we amended our Tax Sharing Agreement ("TSA") with Dell with regard to the treatment of certain 2017 Tax Cut and Jobs Act implications not explicitly covered by the original terms of the TSA. The amendment provides that we will receive a one-time payment of $26.5 million from Dell for the current benefit and estimated future expense related to Pivotal's foreign deficits included in the transition tax determination in the Dell Fiscal 2018 federal tax return. Dell's payment to Pivotal was received on August 29, 2019.

12.	Common Stock and Stock-Based Awards
As of August 2, 2019, we had 4,000,000,000 shares of Class A common stock authorized, of which 98,632,937 shares were issued and outstanding, and 500,000,000 shares of Class B common stock authorized, of which 175,514,272 shares were issued and outstanding. Both Class A common stock and Class B common stock have a par value of $0.01 per share. As of August 2, 2019, we had reserved 21,250,069 shares of common stock available for future equity award grants under our equity incentive plans. We also had reserved 54,630,192 shares of common stock for future issuance upon exercise of any outstanding stock options and upon vesting of restricted stock units.
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
The following table reflects our stock option activity during the six months ended August 2, 2019 (in thousands, except weighted-average exercise price):

	Number of Shares Subject to Options	Weighted-Average Exercise Price
Options outstanding at February 1, 2019	45,901	$8.31
Granted	—	$—
Exercised	(4,973)	$7.23
Forfeited	(1,516)	$10.10
Expired / cancelled	(55)	$8.99
Options outstanding at August 2, 2019	39,357	$8.38

As of August 2, 2019, there was $41.8 million of unrecognized compensation cost related to the unvested options, which is expected to be recognized over the remaining vesting period of the options.
Restricted Stock Units
The Company granted 9,285,314 and 8,653,171 Restricted Stock Units (“RSUs”) with an aggregate fair value of $160.5 million and $133.2 million during the six months ended August 2, 2019 and August 3, 2018, respectively. RSUs awarded under the 2018 Equity Incentive Plan will generally vest over four years. The vesting is contingent on the employees’ continued service through such date. RSUs are generally subject to forfeiture if employment terminates prior to the vesting date. We expense the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs on the date of grant, ratably over the period during which the vesting restrictions lapse.
The following table reflects our RSU activity during the six months ended August 2, 2019 (in thousands, except weighted-average grant fair value):

	Number of Restricted Stock Units	Weighted-Average Grant Fair Value
RSUs outstanding at February 1, 2019	9,501	$15.77
Granted	9,285	$17.28
Vested	(2,557)	$15.29
Forfeited	(956)	$16.87
RSUs outstanding at August 2, 2019	15,273	$16.69

For the three and six months ended August 2, 2019, stock-based compensation expense associated with RSUs were $17.9 million and $29.2 million, respectively. For three and six months ended August 3, 2018, stock-based compensation expense associated with RSUs were $8.4 million and $9.8 million, respectively. As of August 2, 2019, there was $236.1 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over the remaining vesting period.
Employee Stock Purchase Plan
Our Employee Stock Purchase Plan (the “ESPP”) became effective upon our IPO. The ESPP currently reserves and authorizes the issuance of up to a total of 6,003,420 shares of Class A common stock to participating employees. Eligible employees may elect to participate in the ESPP, upon which the employee authorizes payroll deductions during the offering period in an amount equal to at least 1% of his or her compensation, but not more than the contribution limit. The contribution limit for each offering period is the lesser of (i) 15% of an eligible employee’s compensation for the offering period or (ii) $7,500. Except for the initial offering period, the ESPP provides for 6-month offering periods commencing on January 11 or July 11 and ending on July 10 or January 10 of each year. The current offering period under the ESPP commenced on July 11, 2019 and will end on January 10, 2020. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. As of August 2, 2019, there were 4,291,613 shares of the Company’s common stock available for future issuance under the ESPP.

For the three and six months ended August 2, 2019, stock-based compensation expense associated with the ESPP were $1.2 million and $2.8 million, respectively. For the three and six months ended August 3, 2018, stock-based compensation expense associated with the ESPP were $1.0 million and $1.2 million, respectively. As of August 2, 2019, there was $2.3 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over the remaining term of the offering period.
Stock-Based Compensation Expense
The following table summarizes the components of total equity stock-based compensation expense included in our condensed consolidated financial statements for each of the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
Cost of revenue - subscription	$602	$411	$1,108	$638
Cost of revenue - services	5,533	4,188	10,211	6,477
Sales and marketing	7,610	5,688	14,421	9,259
Research and development	7,635	5,386	14,109	8,250
General and administrative	4,047	3,371	7,548	5,181
Total stock-based compensation expense	$25,427	$19,044	$47,397	$29,805

The expense related to awards previously granted by Dell and VMware to certain of our employees was $0.3 million for both the three months ended August 2, 2019 and August 3, 2018, and $0.6 million for both the six months ended August 2, 2019 and August 3, 2018.

13.	Net Loss per Share
Basic loss per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net loss attributable to common stockholders by the weighted-average shares outstanding during the period.
The following table sets forth basic and diluted earnings (loss) per share for each of the periods presented (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
Numerator:
Net loss attributable to common stockholders	$(28,115)	$(35,607)	$(59,852)	$(68,122)

Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	272,724	257,240	270,619	181,404

Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.14)	$(0.22)	$(0.38)

Since we were in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	August 2, 2019	August 3, 2018
Shares subject to outstanding common stock options	39,357	54,467
Unvested RSUs outstanding	15,273	8,597
Shares committed under the ESPP	1,090	801
Total	55,720	63,865

14.	Related Party Transactions
Dell and VMware Agency Arrangements
Since our formation, we have entered into agency arrangements with Dell and VMware that enable our sales team to sell our subscriptions and services leveraging the Dell and VMware enterprise relationships and end customer contracts. These transactions result in Dell or VMware invoicing customers and collecting on our behalf. In exchange, we pay an agency fee, which is based on a percentage of the invoiced contract amounts, for their services. Such percentage ranged from 1.5% to 5.0% for both the three and six months ended August 2, 2019 and August 3, 2018, respectively.
In aggregate, we paid Dell and VMware $1.7 million and $2.1 million for the three months ended August 2, 2019 and August 3, 2018, respectively, and $3.2 million and $5.7 million for the six months ended August 2, 2019 and August 3, 2018, respectively, which was deferred and amortized to sales and marketing expense over the term of the underlying customer arrangements.
Sales of our Products and Services to Dell and VMware
From time to time, we have sold our software products and professional, software support and other services to Dell and VMware for their internal use. Revenue recognized for sales of our products and services to Dell was $6.1 million and $3.1 million for the three months ended August 2, 2019 and August 3, 2018, respectively, and $12.2 million and $6.8 million for the six months ended August 2, 2019 and August 3, 2018, respectively. Revenue recognized for sales of our products and services to VMware was $0.3 million for both the three months ended August 2, 2019 and August 3, 2018, and $0.6 million and $0.8 million for the six months ended August 2, 2019 and August 3, 2018, respectively.
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
Charges received from Dell for the three months ended August 2, 2019 and August 3, 2018 were $6.2 million and $7.6 million, respectively, and were $15.5 million and $16.2 million for the six months ended August 2, 2019 and August 3, 2018, respectively.
Dell Tax Sharing Agreement
Pursuant to a tax sharing agreement Pivotal has historically received payments from Dell for the tax benefits derived from the inclusion of our losses in certain Dell U.S. federal and state group returns.  As of a result of stock issued during our IPO, Pivotal no longer qualifies for inclusion in the Dell U.S. federal consolidated tax return.  This reduces the amount of benefit or expense we receive from the tax sharing agreement in prospective periods to the benefit or expense that Dell realizes from our inclusion in their unitary state returns.
In April 2019, we amended our Tax Sharing Agreement ("TSA") with Dell with regard to the treatment of certain 2017 Tax Cut and Jobs Act implications not explicitly covered by the original terms of the TSA. The amendment provides that we will receive a one-time payment of $26.5 million from Dell for the current benefit and estimated future expense related to Pivotal's foreign deficits included in the transition tax determination in the Dell Fiscal 2018 federal tax return. Dell's payment to Pivotal was received in August 2019.
As of August 2, 2019, the tax sharing agreement receivable of $27.3 million was included in the due from Parent and additional paid in capital financial statement lines in the condensed consolidated balance sheet.

Other Related Party Transactions
Through September 6, 2018, certain of our directors were also executives of companies that are our customers. Subsequent to this date, only the director from Ford Motor Company ("Ford") remains an executive of a company that is our customer.
Revenue recognized from sales of subscriptions and services to Ford was $1.8 million and $3.3 million for the three months ended August 2, 2019 and August 3, 2018, respectively, and $3.6 million and $6.9 million for the six months ended August 2, 2019 and August 3, 2018, respectively. We had outstanding accounts receivable balances from Ford of $0.8 million and $1.8 million as of August 2, 2019 and February 1, 2019, respectively.
Revenue recognized from sales of subscriptions and services to General Electric ("GE") was $2.9 million and $5.9 million for the three and six months ended August 3, 2018, respectively. As GE is no longer a related party, no disclosures for fiscal 2020 have been provided.

See also "Note 17 --- Subsequent Events" for details of the Merger Agreement entered into with VMware on August 22, 2019.

15.	Commitments and Contingencies
Litigation
Beginning on June 14, 2019, six complaints were filed against us in state and federal court in San Francisco alleging violations of securities laws in connection with disclosures made in connection with our IPO and thereafter. The plaintiffs in those cases are seeking to have the cases certified as class actions, and also seek damages and legal fees. At this time, it is not reasonably possible to determine the ultimate resolution of, or estimate the liability related to, these matters.
In addition, from time to time, we are involved in legal proceedings and subject to claims arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the resolution of these ordinary course matters will not have a material adverse effect on our business, operating results, financial condition or cash flows. Even if any particular litigation is not resolved in a manner that is adverse to our interests, such litigation can have a negative impact on us because of defense and settlement costs, diversion of management resources from our business and other factors.
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
The following table summarizes revenue by geography based on the sold-to location of our customers that purchase subscriptions and services (in thousands):

	Three Months Ended				Six Months Ended
	August 2, 2019		August 3, 2018		August 2, 2019		August 3, 2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$145,646	75%	$128,096	78%	$289,457	76%	$247,752	77%
International	47,350	25%	36,312	22%	89,254	24%	72,391	23%
Total	$192,996	100%	$164,408	100%	$378,711	100%	$320,143	100%

17.	Subsequent Events

On August 22, 2019, Pivotal entered into the Merger Agreement with VMware and Raven Transaction Sub, Inc., a wholly owned subsidiary of VMware ("Merger Sub"). The Merger Agreement provides that, subject to certain terms and conditions, Merger Sub will merge with and into Pivotal (the "Merger"), with Pivotal surviving the Merger and becoming a wholly owned subsidiary of VMware.
Pivotal and VMware are both majority-owned subsidiaries of Dell. Based on the amount of outstanding capital stock reported in this report on Form 10-Q, VMware owns approximately 16.1% of Pivotal’s outstanding common stock, consisting entirely of shares of Pivotal’s Class B common stock, par value $0.01. Dell indirectly through VMware and through EMC Equity Assets LLC, a Delaware limited liability company ("EMC"), beneficially owns 100% of the outstanding shares of the Class B common stock, representing approximately 64.0% of Pivotal’s outstanding common stock.
The terms of the Merger Agreement provide that, unless otherwise specified in the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Pivotal’s Class A common stock will be canceled and automatically converted into the right to receive $15.00 in cash, without interest and subject to deduction for any required withholding tax. The terms of the Merger Agreement also provide that, unless otherwise specified in the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of the Class B common stock will be converted into the right to receive 0.0550 of a share of Class B common stock of VMware.
The Merger and the Merger Agreement have been approved by the board of directors of each of VMware (acting upon the unanimous recommendation of a special committee of the board of directors of VMware, consisting solely of independent and disinterested directors, authorized to, among other things, negotiate, evaluate and approve or disapprove potential transactions with Pivotal) and Pivotal (acting upon the unanimous recommendation of a special committee of the board of directors of Pivotal, consisting solely of independent and disinterested directors authorized to, among other things, negotiate, evaluate and approve or disapprove a potential transaction with VMware).
Completion of the transaction is conditioned on the adoption of the Merger Agreement by the holders of (i) at least a majority of the outstanding shares of the Class A common stock not owned by VMware or any of its affiliates (including Dell and EMC), (ii) at least a majority of the outstanding shares of the Class A common stock, (iii) at least a majority of outstanding shares of the Class B common stock, and (iv) at least a majority of the outstanding shares of the Class A common stock and the Class B common stock, voting together as a single class, which condition is not subject to waiver by Pivotal or VMware.
Completion of the transaction is also subject to other customary closing conditions including (i) the absence of any order, judgment or decree by any governmental entity that prohibits or makes the consummation of the transaction illegal, (ii) subject to certain exceptions, the accuracy of each party’s representations and warranties and (iii) compliance in all material respects by each party with its obligations under the Merger Agreement. The transaction is not subject to a financing condition.
The Merger Agreement contains customary representations and warranties of both Pivotal and VMware. Pivotal has also agreed to customary covenants regarding the operation of Pivotal and its subsidiaries prior to the effective time of the Merger, including covenants not to, during the pendency of the Merger, solicit alternative transactions or, subject to certain exceptions, enter into discussions concerning, or provide confidential information in connection with, an alternative transaction.
The Merger Agreement contains certain customary termination rights for Pivotal and VMware, including a right for either party to terminate the Merger Agreement if the Merger is not completed by February 18, 2020, unless otherwise extended pursuant to the terms of the Merger Agreement. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances, Pivotal will be obligated to pay VMware a termination fee of $95,000,000.
Concurrently with the execution of the Merger Agreement, Ford entered into a voting agreement pursuant to which Ford has agreed, among other things and subject to the terms and conditions set forth therein, to vote its shares of the Class A common stock in favor of the adoption of the Merger Agreement and the transactions contemplated thereby, including the Merger.

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

On August 22, 2019, Pivotal entered into an Agreement Plan of Merger with VMware and Raven Acquisition Sub, Inc. (the "Merger Agreement").  See "Note 17 --- Subsequent Events" for additional information.
Key Metrics
We regularly review the following key metrics to measure performance, identify trends, formulate financial projections and to help us monitor our business. While we believe that these metrics are useful in evaluating our business, other companies may not use similar metrics or may not calculate similarly-titled metrics in a consistent manner.

	August 2, 2019	February 1, 2019	August 3, 2018
Subscription customers	397	377	354
Dollar-based net expansion	139%	149%	150%
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
We had 397, 377 and 354 subscription customers as of August 2, 2019, February 1, 2019, and August 3, 2018, respectively. We expect growth in subscription customers to continue as we deliver enhancements to our products and remain focused on increasing our subscription customer count. Our total number of subscription customers and the net additions in any period may continue to fluctuate as a result of several factors, including the focus of our sales force, customer satisfaction with the functionality, features, performance or pricing of our offering, consolidation of our customer base and other factors, a number of which are beyond our control.
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
We expect our dollar-based net expansion rate to remain a significant indicator of our business momentum and results of operations as existing customers realize the benefits of our software and expand their PCF subscriptions. Our dollar-based net expansion rate has fluctuated and we expect it to continue to fluctuate and trend downward over time as we scale our business and as a result of several factors, including the size of the transactions, the timing and terms of the deals and our customers’ satisfaction with our offering. Our dollar-based net expansion rate was approximately 139% for the three months ended August 2, 2019, 149% for the three months ended February 1, 2019 and 150% for the three months ended August 3, 2018.
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
To a lesser extent, we generate revenue from certain historical software products sold on a perpetual license basis. Perpetual license revenue represented less than 1% of our total revenue for the both the three and six months ended August 2, 2019 and August 3, 2018.  We expect the percentage of perpetual license revenue to continue to decline as a percentage of total revenue. We generally recognize revenue from our perpetual licenses upon delivery, assuming all the other revenue recognition criteria are satisfied.
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

Results of Operations (dollars in thousands)

	Three Months Ended		Six Months Ended
	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
Revenue:
Subscription	$134,990	$97,494	$263,846	$187,615
Services	58,006	66,914	114,865	132,528
Total revenue	192,996	164,408	378,711	320,143
Cost of revenue:
Subscription	9,108	8,105	17,664	16,234
Services	51,417	53,129	103,463	104,291
Total cost of revenue	60,525	61,234	121,127	120,525
Gross profit	132,471	103,174	257,584	199,618
Operating expenses:
Sales and marketing	82,639	70,550	164,260	139,688
Research and development	58,676	47,001	114,931	91,429
General and administrative	22,557	21,025	44,702	37,433
Total operating expenses	163,872	138,576	323,893	268,550
Loss from operations	(31,401)	(35,402)	(66,309)	(68,932)
Other income, net	3,820	237	7,420	546
Loss before provision for (benefit from) income taxes	(27,581)	(35,165)	(58,889)	(68,386)
Provision for (benefit from) income taxes	525	437	1,000	(227)
Net loss	(28,106)	(35,602)	(59,889)	(68,159)
Less: Net loss (income) attributable to non-controlling interest	(9)	(5)	37	37
Net loss attributable to Pivotal	$(28,115)	$(35,607)	$(59,852)	$(68,122)

The following table sets forth our results of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended		Six Months Ended
	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
Revenue:
Subscription	70%	59%	70%	59%
Services	30	41	30	41
Total revenue	100	100	100	100
Cost of revenue:
Subscription	4	5	5	5
Services	27	32	27	33
Total cost of revenue	31	37	32	38
Gross profit	69	63	68	62
Operating expenses:		.
Sales and marketing	43	43	43	44
Research and development	30	28	30	28
General and administrative	12	14	13	12
Total operating expenses	85	85	86	84
Loss from operations	(16)	(22)	(18)	(22)
Other income, net	2	0	2	1
Loss before provision for (benefit from) income taxes	(14)	(22)	(16)	(21)
Provision for (benefit from) income taxes	1	0	0	0
Net loss	(15)	(22)	(16)	(21)
Less: Net loss (income) attributable to non-controlling interest	0	0	0	0
Net loss attributable to Pivotal	(15)%	(22)%	(16)%	(21)%

Comparison of the three and six months ended August 2, 2019 and August 3, 2018
Revenue

	Three Months Ended				Six Months Ended
	August 2, 2019	August 3, 2018			August 2, 2019	August 3, 2018
	Amount	Amount	$ Change	% Change	Amount	Amount	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenue:
Subscription	$134,990	$97,494	$37,496	38%	$263,846	$187,615	$76,231	41%
Services	58,006	66,914	(8,908)	(13)%	114,865	132,528	(17,663)	(13)%
Total revenue	$192,996	$164,408	$28,588	17%	$378,711	$320,143	$58,568	18%
Total revenue increased by $28.6 million, or 17%, to $193.0 million during the three months ended August 2, 2019, from $164.4 million during the three months ended August 3, 2018. Subscription revenue increased by $37.5 million, or 38%, to $135.0 million during the three months ended August 2, 2019 from $97.5 million during the three months ended August 3, 2018. The increase in subscription revenue was primarily due to increased sales to existing customers and the remaining increase was due to sales to new customers. Services revenue decreased by $8.9 million, or 13%, to $58.0 million during the three months ended August 2, 2019 from $66.9 million during the three months ended August 3, 2018. The decrease in services revenue was due to fewer customer engagements within the current period. Revenue from maintenance and support contracts associated with historical software products sold on a perpetual license basis represented less than 3% of total revenue for both the three months ended August 2, 2019 and August 3, 2018, and is generally expected to represent a decreasing amount of revenue in future periods.

Total revenue increased by $58.6 million, or 18%, to $378.7 million during the six months ended August 2, 2019, from $320.1 million during the six months ended August 3, 2018. Subscription revenue increased by $76.2 million, or 41%, to $263.8 million during the six months ended August 2, 2019 from $187.6 million during the six months ended August 3, 2018. The increase in subscription revenue was primarily due to increased sales to existing customers and the remaining increase was due to sales to new customers. Services revenue decreased by $17.7 million, or 13%, to $114.9 million during the six months ended August 2, 2019 from $132.5 million during the six months ended August 3, 2018. The decrease in services revenue was due to fewer customer engagements within the current period. Revenue from maintenance and support contracts associated with historical software products sold on a perpetual license basis represented less than 3% of total revenue for both the six months ended August 2, 2019 and August 3, 2018, and is generally expected to represent a decreasing amount of revenue in future periods.
Cost of Revenue

	Three Months Ended				Six Months Ended
	August 2, 2019	August 3, 2018			August 2, 2019	August 3, 2018
	Amount	Amount	$ Change	% Change	Amount	Amount	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of revenue:
Subscription	$9,108	$8,105	$1,003	12%	$17,664	$16,234	$1,430	9%
Services	51,417	53,129	(1,712)	(3)%	103,463	104,291	(828)	(1)%
Total cost of revenue	$60,525	$61,234	$(709)	(1)%	$121,127	$120,525	$602	—%
Gross margin:
Subscription	93%	92%			93%	91%
Services	11%	21%			10%	21%
Total gross margin	69%	63%			68%	62%
Total cost of revenue decreased slightly during the three months ended August 2, 2019 from as compared to the three months ended August 3, 2018. Cost of subscription revenue increased by $1.0 million, or 12%, to $9.1 million during the three months ended August 2, 2019 from $8.1 million during the three months ended August 3, 2018. The increase in cost of subscription was due to an increase in personnel costs of $1.0 million. Growth in cost of subscription revenue was lower relative to the growth in our overall customer base and subscription revenue growth as we continue to realize economies of scale. The cost of services revenue decreased by $1.7 million, or 3%, to $51.4 million during the three months ended August 2, 2019 from $53.1 million during the three months ended August 3, 2018. The decrease in services expense was primarily due to a decrease in personnel costs of $2.1 million, offset by an increase of $0.7 million in third party labor costs.
Total cost of revenue increased by $0.6 million, or 0%, to $121.1 million during the six months ended August 2, 2019 from $120.5 million during the six months ended August 3, 2018. Cost of subscription revenue increased by $1.4 million, or 9%, to $17.7 million during the six months ended August 2, 2019 from $16.2 million during the six months ended August 3, 2018. The increase in cost of subscription was driven by higher support personnel costs of $2.0 million, offset by a reduction in intangible asset amortization of $0.7 million. The cost of services revenue decreased by $0.8 million, or 1%, to $103.5 million during the six months ended August 2, 2019 from $104.3 million during the six months ended August 3, 2018. The decrease in services expense was primarily due to a decrease of $0.4 million in third party labor costs.
Subscription gross margin increased to 93% during the three months ended August 2, 2019 from 92% during the three months ended August 3, 2018 due to economies of scale as our subscription revenue increased.
Subscription gross margin increased to 93% during the six months ended August 2, 2019 from 91% during the six months ended August 3, 2018 due to economies of scale as our subscription revenue increased.
Services gross margin decreased to 11% during the three months ended August 2, 2019 from 21% during the three months ended August 3, 2018 driven by fewer customer engagements and decline in higher margin maintenance revenues that support legacy perpetual licenses.
Services gross margin decreased to 10% during the six months ended August 2, 2019 from 21% during the six months ended August 3, 2018 driven by fewer customer engagements and decline in higher margin maintenance revenues that support legacy perpetual licenses.

Operating Expenses
Sales and Marketing

	Three Months Ended				Six Months Ended
	August 2, 2019	August 3, 2018			August 2, 2019	August 3, 2018
	Amount	Amount	$ Change	% Change	Amount	Amount	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$82,639	$70,550	$12,089	17%	$164,260	$139,688	$24,572	18%
Percentage of revenue	43%	43%			43%	44%
Research and Development

	Three Months Ended				Six Months Ended
	August 2, 2019	August 3, 2018			August 2, 2019	August 3, 2018
	Amount	Amount	$ Change	% Change	Amount	Amount	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Research and development	$58,676	$47,001	$11,675	25%	$114,931	$91,429	$23,502	26%
Percentage of revenue	30%	28%			30%	28%
General and Administrative

	Three Months Ended				Six Months Ended
	August 2, 2019	August 3, 2018			August 2, 2019	August 3, 2018
	Amount	Amount	$ Change	% Change	Amount	Amount	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
General and administrative	$22,557	$21,025	$1,532	7%	$44,702	$37,433	$7,269	19%
Percentage of revenue	12%	14%			13%	12%
Sales and marketing expense increased by $12.1 million, or 17%, to $82.6 million during the three months ended August 2, 2019 from $70.6 million during the three months ended August 3, 2018.The increase in sales and marketing expense was primarily due to an increase in personnel costs in our sales and marketing teams of $11.6 million.
Sales and marketing expense increased by $24.6 million, or 18%, to $164.3 million during the six months ended August 2, 2019 from $139.7 million during the six months ended August 3, 2018. The increase in sales and marketing expense was primarily due to an increase in personnel costs in our sales and marketing teams of $24.9 million.
Research and development expense increased by $11.7 million, or 25%, to $58.7 million during the three months ended August 2, 2019 from $47.0 million during the three months ended August 3, 2018. The increase in research and development expense was primarily due to an increase in personnel costs of $10.1 million, particularly around our product investments in cloud and PKS, and higher cloud infrastructure spend of $1.4 million.
Research and development expense increased by $23.5 million, or 26%, to $114.9 million during the six months ended August 2, 2019 from $91.4 million during the six months ended August 3, 2018. The increase in research and development expense was primarily due to an increase of $23.6 million in personnel costs and allocated overheads.
General and administrative expense increased by $1.5 million, or 7%, to $22.6 million during the three months ended August 2, 2019 from $21.0 million during the three months ended August 3, 2018. The increase in general and administrative expense was primarily due to an increase in personnel costs of $2.4 million, an increase in third party labor and professional services of $1.2 million, offset by a $1.5 million non-cash write-off of certain intangible assets in the prior period that did not reoccur.

General and administrative expense increased by $7.3 million, or 19%, to $44.7 million during the six months ended August 2, 2019 from $37.4 million during the six months ended August 3, 2018. The increase in general and administrative expense was primarily due an increase of $4.2 million in personnel costs, $2.4 million in third party labor spend, and $1.8 million on infrastructure costs, offset by a one time $1.5 million non-cash write-off of certain intangible assets.
Non-Operating Expenses
Other Income, Net

	Three Months Ended				Six Months Ended
	August 2, 2019	August 3, 2018			August 2, 2019	August 3, 2018
	Amount	Amount	$ Change	% Change	Amount	Amount	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Other income, net	$3,820	$237	$3,583	1,512%	$7,420	$546	$6,874	1,259%
Other income, net increased by $3.6 million to $3.8 million for the three months ended August 2, 2019 from $0.2 million for the three months ended August 3, 2018. Other income, net generated for both the three months ended August 2, 2019 and August 3, 2018 was primarily due to interest earned on money market investments of $4.3 million and $2.3 million respectively, offset by foreign currency losses in our international operations.
Other income, net increased by $6.9 million to $7.4 million for the six months ended August 2, 2019 from $0.5 million for the six months ended August 3, 2018. Other income, net generated for both the six months ended August 2, 2019 and August 3, 2018 resulted from interest earned on money market investments of $8.3 million and $2.6 million, respectively. In addition, we had gains on sales of investments of $1.1 million and $3.2 million, respectively, offset by foreign currency losses in our international operations.

Income Taxes
Provision for (benefit from) Income Taxes

	Three Months Ended				Six Months Ended
	August 2, 2019	August 3, 2018			August 2, 2019	August 3, 2018
	Amount	Amount	$ Change	% Change	Amount	Amount	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Provision for (benefit from) income taxes	$525	$437	$88	20%	$1,000	$(227)	$1,227	541%
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
Our provision for income taxes for the three months ended August 2, 2019 was $0.5 million. Our provision for income taxes for the three months ended August 3, 2018 was $0.4 million. Our quarterly provision is primarily driven by foreign taxes due in profitable jurisdictions and fluctuates due to variability in our services profitability in total and among the tax jurisdictions in which we operate.
Our provision for income taxes for the six months ended August 2, 2019 was $1.0 million. Our benefit from income taxes for the six months ended August 3, 2018 was $0.2 million. Our provision (benefit) is primarily driven by foreign taxes due in profitable jurisdictions and fluctuates due to variability in our services profitability in total and among the tax jurisdictions in which we operate and other adjustments.

Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe the following non-GAAP information is useful in evaluating our operating results. We use the following non-GAAP financial information, collectively, to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information may be helpful to investors because it provides consistency and comparability with past financial performance, and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the GAAP financial measures together with such reconciliations.
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit and non-GAAP gross margin as GAAP gross profit and GAAP gross margin, adjusted for stock-based compensation expense and amortization of acquired intangibles.

	Three Months Ended		Six Months Ended
	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
	(dollars in thousands)		(dollars in thousands)
Gross profit	$132,471	$103,174	$257,584	$199,618
Add:
Stock-based compensation expense included in cost of revenue	6,135	4,599	11,319	7,115
Amortization of acquired intangibles included in cost of revenue	51	433	120	865
Non-GAAP gross profit	$138,657	$108,206	$269,023	$207,598
Gross margin	69%	63%	68%	62%
Non-GAAP gross margin	72%	66%	71%	65%
Non-GAAP Operating Loss
We define non-GAAP operating loss and non-GAAP operating margin as GAAP operating profit and GAAP operating margin, adjusted for stock-based compensation expense and amortization of acquired intangibles.

	Three Months Ended		Six Months Ended
	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
	(dollars in thousands)		(dollars in thousands)
Operating loss	$(31,401)	$(35,402)	$(66,309)	$(68,932)
Add:
Stock-based compensation expense	25,427	19,044	47,397	29,805
Amortization of acquired intangibles	1,514	1,727	2,699	3,448
Non-GAAP operating loss	$(4,460)	$(14,631)	$(16,213)	$(35,679)

Liquidity and Capital Resources
Overview
To date, our principal sources of liquidity have been the net proceeds we received through the sale of our common stock in our IPO, private sales of equity securities, payments received from customers using our platform and services and borrowings under our line of credit. Following the completion of our IPO, we received aggregate proceeds of $544.4 million, net of underwriters’ discounts and commissions and offering costs paid.  As of August 2, 2019, we had cash and cash equivalents totaling $808.4 million, which we intend to use for working capital, operating expenses, and capital expenditures. We may also use a portion of this to acquire complementary businesses, products, services, or technologies. Our cash equivalents are comprised primarily of money market funds. We believe that our existing cash, cash equivalents, and investments will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, billing terms of our subscription contracts, timing of collection of accounts receivable, the rate of expansion of our workforce, the timing and extent of our expansion into new markets, the timing of introductions of new functionality and enhancements to our platform and the continuing market acceptance of our platform, as well as general economic and market conditions. We may need to raise additional capital or incur indebtedness to continue to fund our operations in the future or to fund our needs for other strategic initiatives, such as acquisitions. We also foresee entering into lease and other related facilities obligations to support any future growth in our headcount.
In September 2017, we entered into a credit agreement and a related security agreement with Silicon Valley Bank, as administrative agent, and other banks named therein that provide for a senior secured revolving credit facility in an aggregate principal amount not to exceed $100.0 million (the “Revolving Facility”). We may also request from time to time, subject to certain conditions, increases in the commitments under the Revolving Facility in an aggregate amount of up to $50.0 million on the same maturity, pricing and other terms applicable to the then-existing commitments under the Revolving Facility. There can be no assurance that such increases will be available. Borrowings under the Revolving Facility are secured by our tangible assets. Our borrowing capacity under the Revolving Facility is based on our subscription revenue. The Revolving Facility has a maturity date of September 8, 2020. We had no amounts outstanding under the Revolving Facility as of August 2, 2019.
Cash Flows

	Six Months Ended
	August 2, 2019	August 3, 2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$63,740	$22,820
Investing activities	$(3,007)	$(818)
Financing activities	$45,509	$575,375
Operating Activities
During the six months ended August 2, 2019, cash provided by operating activities was $63.7 million primarily due to our net loss of $59.9 million, adjusted for non-cash charges of $70.7 million and net cash inflows of $52.9 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation and depreciation and amortization of property and equipment, intangible assets and right of use lease assets. The primary drivers of the changes in operating assets and liabilities related to a $185.6 million decrease in accounts receivable driven by collections, offset by a $106.3 million decrease in deferred revenue and a decrease of $14.8 million in operating lease liabilities.
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
Investing Activities
For the six months ended August 2, 2019, cash used in investing activities was $3.0 million, compared to cash used in investing activities of $0.8 million for the six months ended August 3, 2018. Our investing activities for the six months ended August 2, 2019 and for the six months ended August 3, 2018 were attributable to the purchases of property, plant and equipment partially offset by the sale of certain investments within both periods.

Financing Activities
Cash provided by financing activities during the six months ended August 2, 2019 of $45.5 million was directly attributable to proceeds from the exercise of stock options and proceeds from other employee stock plans.
Cash provided by financing activities during the six months ended August 3, 2018 of $575.4 million was primarily attributable to proceeds from the completion of our IPO of $544.7 million, net of underwriters’ discounts and commissions, and offering costs. Additionally, we received $41.3 million in cash from Dell primarily representing the final federal tax sharing payments for fiscal 2018 and we received proceeds from the exercise of stock options of $9.4 million.  These inflows were partially offset by repayments of the Revolving Facility of $20.0 million which is net of additional borrowings.
Commitments and Contractual Obligations
During the six months ended August 2, 2019, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in our Prospectus. See Note 15, Commitments and Contingencies, in our notes to unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of August 2, 2019, we were not subject to any obligations pursuant to any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.
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
Concentration risk
As of August 2, 2019 and February 1, 2019, no individual customer represented 10% or more of accounts receivable.
Dell and VMware invoice our customers and collect invoiced amounts on our behalf. As of August 2, 2019 and February 1, 2019, $38.5 million and $161.5 million invoiced on our behalf by Dell and VMware was recorded in accounts receivable, respectively.

Foreign currency risk
Although 25% and 24% of our total revenue for the three and six months ended August 2, 2019, respectively, was derived from sales outside the United States, the majority of such revenue is from sales transactions that are denominated in U.S. dollars. For transactions denominated in a currency other than the functional currency, we are exposed to risks of foreign currency fluctuation and are subject to transaction gains and losses, which are recorded as other income (expense), net in the condensed consolidated statements of operations.
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
In addition, between June 14, 2019 and June 27, 2019, six complaints were filed against us in state and federal court in San Francisco: Hill v. Pivotal Software, Inc., No. CGC-19-576750 (S.F. Super Ct. Jun. 14, 2019); Tran v. Pivotal Software, Inc., No. CGC-19-576806 (S.F. Super Ct. Jun. 18, 2019); Abera v. Pivotal Software, Inc., No. 4:19-cv-03601 (N.D. Cal. Jun. 20, 2019); Doherty v. Pivotal Software, Inc., No. 3:19-cv-03589 (N.D. Cal. Jun. 20, 2019); Kleinman v. Pivotal Software, Inc., No. 3:19-cv-03605 (N.D. Cal. Jun. 21, 2019) and Mothorpe v. Pivotal Software, Inc., No. CGC-19-577110 (S.F. Super Ct. Jun. 27, 2019). All of the complaints are putative class actions brought by shareholders against us and other defendants alleging violations of the securities laws in connection with disclosures made in connection with our IPO and thereafter. The plaintiffs in those cases are seeking to have the cases certified as class actions, and also seek damages and legal fees. At this time, it is not reasonably possible to determine the ultimate resolution of, or estimate the liability related to, these matters.
Although the results of the claims in which we are involved cannot be predicted with certainty, we do not believe that there is a reasonable possibility that the final outcome of these matters will have a material adverse effect on our business, financial condition, operating results, or cash flows. However, the final results of any current or future proceeding cannot be predicted with certainty, and until there is final resolution on any such matter that we may be required to accrue for, we may be exposed to loss in excess of the amount accrued. Even if any particular litigation is not resolved in a manner that is adverse to our interests, such litigation can have a negative impact on us because of defense and settlement costs, diversion of management resources from our business and other factors.
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

We have incurred net losses in each year since we were formed, including net losses of $141.9 million for fiscal 2019 and $163.5 million for fiscal 2018, respectively. As of August 2, 2019, we had an accumulated deficit of $1,344 million and our net cash provided by operating activities was $63.7 million for the six months ended August 2, 2019. We may not achieve sufficient revenue to attain and maintain profitability. We expect our operating expenses to increase significantly in the future as we hire additional sales, marketing, research and development and other employees across functions, increase or make strategic investments, scale relationships with ecosystem partners and open new offices. In addition, we expect to incur significant additional legal, accounting and other expenses related to being a public company. As a result of these increased expenses, we will have to generate and sustain increased revenue in order to become profitable in future periods. Because some of the markets for our offering are rapidly evolving and are not mature, it is difficult for us to predict our future results of operations. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability. Any failure by us to achieve, sustain or increase profitability or generate positive cash flow from operations on a consistent basis could cause the value of our Class A common stock to decline.

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

We have substantially increased our overall headcount and expanded our business and operations in recent periods. Our headcount increased to 3,018 full-time employees at the end of our second quarter of fiscal 2020 from 2,671 full-time employees at the end of our first quarter of fiscal 2019. We have also expanded into additional geographic locations and added office space, including outside the United States. We expect to continue to expand our operations and employee headcount in the near term; however, our recent growth rates may not be indicative of our future growth. Our success will depend in part on our ability to continue to grow and to manage this growth effectively.

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

Our business is subject to several risks associated with our non-U.S. operations. These risks may intensify to the extent we successfully scale our non-U.S. business. Accordingly, our future results could be materially and adversely affected by a variety of factors relating to our non-U.S. operations, including, among others, the following:

•	fluctuations in foreign currency exchange rates;

•	changes in a specific country’s or region’s economic conditions;

•	political or social unrest;

•	trade restrictions;

•	import or export licensing requirements;

•	changes in international tax laws;

•	changes in regulatory requirements;

•	difficulties in staffing and managing international operations;

•	stringent data protection regulations in some foreign countries;

•	compliance with a variety of foreign laws and regulations; and

•	longer payment cycles or collectability concerns in certain countries.

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

Operating as a public company, including maintaining effective internal control over financial reporting, requires us to incur substantial costs and requires substantial management attention. We expect we will no longer be an emerging growth company after the end of this fiscal year and the additional requirements we must comply with may further strain our resources and divert management’s attention from other business concerns. In addition, our management team has limited experience managing a public company.

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

Most of our management and other personnel have limited experience managing a public company and preparing public filings. Our management and other personnel will need to divert attention from other business matters to devote substantial time to the reporting and other requirements of being a public company. In particular, we are incurring significant expense and devoting substantial management effort to complying with the requirements of Section 404 of the Sarbanes-Oxley Act when applicable. We will no longer qualify as an emerging growth company after January 31, 2020 and therefore our independent registered public accounting firm will be required to provide this attestation beginning with our Annual Report on Form 10-K for the year ending January 31, 2020, which will require increased costs, expenses and management resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve other aspects of our internal control over financial reporting. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

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

We are an emerging growth company as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we intend to take advantage of some of the exemptions from the reporting requirements applicable to other public companies. For example, we intend to take advantage of the exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and the exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. It is possible that investors will find our Class A common stock less attractive as a result of our reliance on these exemptions. If so, there may be a less active trading market for our Class A common stock and our stock price may be more volatile. We will no longer qualify as an emerging growth company after January 31, 2020, and at that time, we will no longer be permitted to use these reporting exemptions.

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

We may have exposure to additional tax liabilities, and our operating results may be adversely impacted by higher than expected tax expense.

As a multinational corporation, we are subject to income taxes in both the U.S. and various foreign jurisdictions. Our domestic and international tax liabilities are subject to the allocation of revenue and expenses in different jurisdictions and the timing of recognizing revenue and expenses. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. While we believe we have complied with all applicable income tax laws, a governing tax authority could have a different interpretation of the law and assess us with additional taxes.

Our tax expense in the future will depend upon the proportion of our income earned in the U.S. and in jurisdictions with a tax rate lower or higher than the U.S. statutory rate. During October 2014, Ireland announced revisions to its tax regulations that would require foreign earnings of our subsidiaries organized in Ireland to be taxed at higher rates. We will be impacted by the changes in tax laws in Ireland beginning in 2021. It is likely that we will proactively make structural changes in Ireland that may reduce the impact to our future tax rates. There are certain risks associated with structural changes, and we could be subject to higher tax obligations than we have currently estimated. In addition, numerous other countries have recently enacted or are considering enacting changes to tax laws, administrative interpretations, decisions, policies and positions. These changes could adversely affect our tax expense or result in higher cash tax liabilities

Risks Related to Our Relationship with Dell and VMware

Holders of our Class A common stock have limited ability to influence matters requiring stockholder approval.

Dell owns 175,514,272 shares of our outstanding Class B common stock, which represent approximately 64.0% of our total outstanding shares of common stock and approximately 94.7% of the combined voting power of both classes of our outstanding common stock (subject to certain exceptions, including with respect to the election of directors, certain actions to convert the Class B common stock and certain actions that require the consent of the holders of the Class B common stock) as of August 2, 2019. Our Class B common stock has ten votes per share, and our Class A common stock, which is our publicly traded stock, has one vote per share, subject to certain exceptions. Moreover, the holders of Class B common stock, voting as a separate class, are entitled to elect at least 80% of the total number of directors that we would have if there were no vacancies on our board of directors at such time. Subject to any rights of any series of preferred stock to elect directors, the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, are entitled to elect our remaining directors with each share of Class A common stock and each share of Class B common stock entitled to one vote per share in any such election. Accordingly, Dell will control the vote to elect all of our directors and to approve or disapprove all other matters submitted to a stockholder vote.

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

We currently engage in a number of related party transactions with Dell and VMware through our joint marketing and sales of our products and services and our mutually beneficial commercial and go-to-market relationships, and we expect to engage in additional related party transactions with Dell and VMware to leverage the benefits of our strategic alignment, including the proposed merger with VMware and our joint efforts with VMware concerning Pivotal Container Service ("PKS"). Our participation in these transactions may prove not to be successful, may create go-to-market complexity, may divert our resources or the attention of our management from other opportunities, and may cause certain of our other vendors and ecosystem partners who compete with Dell and its subsidiaries and VMware to also view us as their competitors. We also cannot predict whether our stockholders and industry or securities analysts will react positively to announcements of new related party transactions.

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

Dell owns, indirectly through its subsidiaries (including VMware), none of the outstanding shares of our Class A common stock and all of the shares of our Class B common stock, representing 64.0% of the total outstanding shares of common stock or 94.7% of the combined voting power of the outstanding common stock (subject to certain exceptions, including with respect to the election of directors, certain actions to convert the Class B common stock and certain actions that require the consent of the holders of the Class B common stock). Through its control of shares of common stock representing a majority of the votes entitled to be cast in the election of our Group I and Group II directors, Dell controls the vote to elect all of our directors. As a result, we are a "controlled company" within the meaning of the New York Stock Exchange rules. Under these rules, a "controlled company"

may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the closing of an initial public offering, a listed company have a:

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

In addition, if the market for technology stocks or the overall stock market experience a loss of investor confidence, the trading price of our Class A common stock could decline for reasons unrelated to our business, results of operations or financial condition. For example, we are currently the subject of litigation relating to disclosures made in connection with our IPO and with the disclosure of our earnings results for the first quarter of fiscal 2020. The trading price of our Class A common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us.

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

We are involved in numerous class action lawsuits and other litigation matters that are expensive and time consuming, and, if resolved adversely, could harm our business, financial condition, or results of operations.

We are involved in numerous lawsuits, including putative class action lawsuits, many of which claim statutory damages. For example, we are currently the subject of multiple putative class action suits relating to disclosures made in connection with our IPO and with the disclosure of our earnings results for the first quarter of fiscal 2020. At this time, it is not reasonably possible to determine the ultimate resolution of, or estimate the liability related to, these matters. Any negative outcome from any such lawsuits could result in payments of substantial monetary damages or fines, and accordingly our business, financial condition, or results of operations could be materially and adversely affected.

There can be no assurances that a favorable final outcome will be obtained in all our cases, and defending any lawsuit is costly and can impose a significant burden on management and employees. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could adversely affect our business, financial conditions, or results of operations.

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

As of August 2, 2019, holders of up to approximately 193.0 million shares of our Class A common stock (including shares issuable upon conversion of Class B common stock) will have rights, subject to certain conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of capital stock that we may issue under our equity compensation plans.

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
Risks Related to Our Proposed Acquisition by VMware

On August 22, 2019, we entered into the Merger Agreement with VMware and Merger Sub. The Merger Agreement provides that, subject to the terms and conditions set forth therein, Merger Sub will merge with and into Pivotal, with Pivotal surviving the Merger and becoming a wholly owned subsidiary of VMware.
The announcement and pendency of our proposed merger with VMware could adversely affect our business, financial results and operations.

The announcement and pendency of the proposed acquisition of our Company by VMware could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers and employees, which could have an adverse effect on our business, financial results and operations, regardless of whether the proposed merger is completed. In particular, we could potentially lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the proposed acquisition. We could also potentially lose customers, and new customer contracts could be delayed or decreased. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the transaction, which could adversely affect our business and results of operations.

We are also subject to restrictions on the conduct of our business prior to the consummation of the merger as provided in the Merger Agreement, including, among other things, certain restrictions on our ability to acquire other businesses, sell, transfer or license our assets, hire and retain employees, amend our organizational documents, enter into contracts, incur indebtedness and make capital expenditures. These restrictions could result in our inability to respond effectively to competitive pressures, industry developments and future opportunities and may otherwise harm our business, financial results and operations.

Failure to complete the proposed merger could adversely affect our business and the market price of our common stock.

There is no assurance that the closing of the merger will occur. Consummation of the merger is subject to various conditions, including, among other things, the approval of the Merger Agreement and the merger by the holders of (i) at least a majority of the outstanding shares of Class A common stock not owned by VMware or any of its affiliates, including Dell and EMC LLC, (ii) at least a majority of the outstanding shares of Class A common stock, (iii) at least a majority of the outstanding shares of Class B common stock and (iv) at least a majority of the outstanding shares of Class A and Class B common stock, voting together as a single class. Consummation of the merger is also subject to certain other customary conditions, including, among other things, the absence of laws or judgments prohibiting or restraining the merger. We cannot predict with certainty whether or when any of these conditions will be satisfied. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a termination of the Merger Agreement by the Company to enter into an agreement for a "superior proposal". If the merger is not consummated, our stock price will likely decline as our stock has recently traded at prices based on the proposed per share price for the merger. We will have incurred significant costs, including, among other things, the diversion of management resources, for which we will have received little or no benefit if the closing of the merger does not occur. A failed transaction may result in negative publicity and a negative impression of us in the investment community. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and our stock price.

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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Not applicable.
ITEM 6.    EXHIBITS

Exhibit No.		Description

EXHIBIT 31.1 †	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Executive Officer.

EXHIBIT 31.2 †	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Financial Officer.

EXHIBIT 32.1 ‡	-	Section 1350 Certifications — Chief Executive Officer.

EXHIBIT 32.2 ‡	-	Section 1350 Certifications — Chief Financial Officer.

EXHIBIT 101.INS ‡	-	XBRL Instance Document.

EXHIBIT 101.SCH ‡	-	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL ‡	-	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF ‡	-	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB ‡	-	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE ‡	-	XBRL Taxonomy Extension Presentation Linkbase Document.

EXHIBIT 104 ‡		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

† Filed with this report.
‡ Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIVOTAL SOFTWARE, INC.

Dated: September 5, 2019	By:	/s/ Robert Mee
Robert Mee
Chief Executive Officer and Director (Principal Executive Officer)

Dated: September 5, 2019	By:	/s/ Cynthia Gaylor
Cynthia Gaylor
Senior Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)