Form 10-Q
period 2019-11-01
Pivotal Software, Inc.
filed 2019-12-06
CIK 1574135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
______________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2019
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
There were 281,106,853 shares of common stock outstanding, consisting of 105,592,581 outstanding shares of Class A common stock and 175,514,272 outstanding shares of Class B common stock, as of November 29, 2019.

Pivotal Software, Inc.
Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	1
	Condensed Consolidated Balance Sheets as of November 1, 2019 and February 1, 2019	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended November 1, 2019 and November 2, 2018	2
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended November 1, 2019 and November 2, 2018	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended November 1, 2019 and November 2, 2018	4
	Condensed Consolidated Statement of Stockholders’ Equity for the Three and Nine Months Ended November 1, 2019	5
	Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the Three and Nine Months Ended November 2, 2018	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61
Item 3.	Defaults Upon Senior Securities	61
Item 4.	Mine Safety Disclosures	61
Item 5.	Other Information	61
Item 6.	Exhibits	62
Signatures		63

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Pivotal Software, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	November 1, 2019	February 1, 2019
Assets
Current assets:
Cash and cash equivalents	$821,939	$701,733
Accounts receivable, net of allowance of $5,511 and $4,266 as of November 1, 2019 and February 1, 2019, respectively	156,627	308,492
Due from Parent	1,627	951
Deferred sales commissions, current	35,669	39,572
Other assets, current	17,426	16,738
Total current assets	1,033,288	1,067,486
Property, plant and equipment, net	26,167	27,879
Operating lease right-of-use assets	126,416	—
Intangible assets, net	14,496	18,680
Goodwill	696,226	696,226
Deferred income taxes	300	258
Deferred sales commissions, noncurrent	34,646	35,522
Other assets, noncurrent	7,266	4,417
Total assets	$1,938,805	$1,850,468

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,238	$18,421
Due to Parent	16,355	20,241
Accrued expenses	54,549	64,723
Income taxes payable	590	1,232
Deferred revenue, current	289,693	376,985
Operating lease liabilities, current	22,571	—
Other liabilities, current	10,687	4,373
Total current liabilities	409,683	485,975
Deferred revenue, noncurrent	47,071	89,603
Operating lease liabilities, noncurrent	116,305	—
Other liabilities, noncurrent	2,183	9,412
Total liabilities	575,242	584,990
Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A common stock	1,055	901
Class B common stock	1,755	1,755
Additional paid-in capital	2,732,206	2,540,921
Accumulated deficit	(1,377,458)	(1,284,503)
Accumulated other comprehensive income	5,329	5,687
Total Pivotal stockholders’ equity	1,362,887	1,264,761
Non-controlling interest	676	717
Total stockholders’ equity	1,363,563	1,265,478
Total liabilities and stockholders’ equity	$1,938,805	$1,850,468
The accompanying notes are an integral part of the condensed consolidated financial statements.

Pivotal Software, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
Revenue:
Subscription	$139,758	$100,775	$403,604	$288,390
Services	58,521	67,368	173,386	199,896
Total revenue	198,279	168,143	576,990	488,286

Cost of revenue:
Subscription	9,649	7,813	27,313	24,047
Services	51,292	53,179	154,755	157,470
Total cost of revenue	60,941	60,992	182,068	181,517

Gross Profit	137,338	107,151	394,922	306,769
Operating expenses:
Sales and marketing	83,198	70,620	247,458	210,308
Research and development	58,832	51,880	173,763	143,309
General and administrative	30,640	20,546	75,342	57,979
Total operating expenses	172,670	143,046	496,563	411,596

Loss from operations	(35,332)	(35,895)	(101,641)	(104,827)
Other income, net	2,634	1,866	10,054	2,412
Loss before provision for income taxes	(32,698)	(34,029)	(91,587)	(102,415)
Provision for income taxes	409	776	1,409	549
Net loss	(33,107)	(34,805)	(92,996)	(102,964)
Less: Net loss (income) attributable to non-controlling interest	4	(45)	41	(8)
Net loss attributable to Pivotal	$(33,103)	$(34,850)	$(92,955)	$(102,972)

Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.13)	$(0.34)	$(0.50)

Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	277,567	258,408	272,935	207,072
The accompanying notes are an integral part of the condensed consolidated financial statements.

Pivotal Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
Net loss	$(33,107)	$(34,805)	$(92,996)	$(102,964)
Foreign currency translation adjustments	(92)	(194)	(358)	(28)
Comprehensive loss	(33,199)	(34,999)	(93,354)	(102,992)
Less: Net loss (income) attributable to the non-controlling interest	4	(45)	41	(8)
Comprehensive loss attributable to Pivotal	$(33,195)	$(35,044)	$(93,313)	$(103,000)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Pivotal Software, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	November 1, 2019	November 2, 2018
Cash flows from operating activities:
Net loss	$(92,996)	$(102,964)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of intangible assets	12,743	13,824
Amortization of lease right-of-use assets and other expense	22,946	—
Stock-based compensation expense	73,561	49,233
Provision for doubtful accounts	612	2,361
Deferred income taxes	(57)	(147)
Gain on sale of investment	(746)	(3,234)
Other	326	1,491
Changes in assets and liabilities
Accounts receivable	151,221	43,895
Due from Parent	(1,076)	37
Deferred sales commissions	4,780	6,697
Other assets	(1,553)	(2,758)
Accounts payable	(2,851)	(2,041)
Due to Parent	(5,584)	(3,337)
Deferred revenue	(129,804)	(10,189)
Accrued expenses	(9,442)	(16,186)
Operating lease liabilities	(23,080)	—
Other liabilities	6,039	9,970
Net cash provided by (used in) operating activities	5,039	(13,348)

Cash flows from investing activities:
Additions to property, plant and equipment	(7,222)	(6,929)
Proceeds from sale of investment	1,929	3,234
Net cash used in investing activities	(5,293)	(3,695)

Cash flows from financing activities:
Proceeds from the initial public offering, net of issuance costs paid	—	544,674
Proceeds from the issuance of common stock	85,172	41,852
Proceeds from employee stock plans	8,967	—
Contribution from Dell	26,500	41,277
Borrowings on credit facility	—	15,000
Repayments on credit facility	—	(35,000)
Net cash provided by financing activities	120,639	607,803
Effect of exchange rate changes on cash and cash equivalents	(179)	1,032
Net increase in cash and cash equivalents	120,206	591,792
Cash and cash equivalents at beginning of period	701,733	73,012
Cash and cash equivalents at end of period	$821,939	$664,804

Supplemental disclosure of non-cash operating:
Operating right-of-use assets obtained in exchange for lease liabilities	8,105	—
Supplemental disclosure of non-cash financing
Amounts owing to Dell included in Due to Parent	(1,800)	—
The accompanying notes are an integral part of the condensed consolidated financial statements.

Pivotal Software, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(in thousands)
(unaudited)

	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Non- controlling interest	Total stockholders’ equity
	Shares	Par value	Shares	Par value
Balances at February 1, 2019	90,124	$901	175,514	$1,755	$2,540,921	$(1,284,503)	$5,687	$717	$1,265,478
Stock-based compensation (Pivotal equity)					21,707				21,707
Issuance of common stock under employee equity plans	4,159	42			29,972				30,014
Vested restricted stock units	2,018	20			(20)				—
Investment from Dell, net					26,730				26,730
Investment from VMware					33				33
Translation adjustment							(192)		(192)
Net Loss						(31,737)		(46)	(31,783)
Balances at May 3, 2019	96,301	$963	175,514	$1,755	$2,619,343	$(1,316,240)	$5,495	$671	$1,311,987
Stock-based compensation (Pivotal equity)					25,166				25,166
Issuance of common stock under employee equity plans	1,793	18			14,852				14,870
Vested restricted stock units	539	5			(5)				—
Investment from Dell, net					690				690
Investment from VMware					(34)				(34)
Translation adjustment							(74)		(74)
Net Loss						(28,115)		9	(28,106)
Balances at August 2, 2019	98,633	$986	175,514	$1,755	$2,660,012	$(1,344,355)	$5,421	$680	$1,324,499
Stock-based compensation (Pivotal equity)					26,047				26,047
Issuance of common stock under employee equity plans	6,276	63			48,637				48,700
Vested restricted stock units	629	6			(6)				—
Investment from Dell, net					(2,484)				(2,484)
Translation adjustment							(92)		(92)
Net Loss						(33,103)		(4)	(33,107)
Balances at November 1, 2019	105,538	$1,055	175,514	$1,755	$2,732,206	$(1,377,458)	$5,329	$676	$1,363,563
The accompanying notes are an integral part of the condensed consolidated financial statements.

Pivotal Software, Inc.
Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Non- controlling interest	Total stockholders’ equity
	Shares	Amount	Shares	Par value	Shares	Par value
Balances at February 2, 2018	147,879	$1,248,327	4,293	$43	65,048	$650	$595,113	$(1,142,600)	$5,554	$712	$(540,528)
Stock-based compensation (Pivotal equity)							10,526				10,526
Issuance of common stock under employee equity plans			1,087	11			6,599				6,610
Conversion of preferred stock to common stock	(147,879)	(1,248,327)	37,412	374	110,466	1,105	1,246,848				1,248,327
Initial public offering, net of issuance costs			38,667	387			544,034				544,421
Investment from Dell, net							11,662				11,662
Investment from VMware							(51)				(51)
Translation adjustment									161		161
Net Loss								(32,515)		(42)	(32,557)
Balances at May 4, 2018	—	$—	81,459	$815	175,514	$1,755	$2,414,731	$(1,175,115)	$5,715	$670	$1,248,571
Stock-based compensation (Pivotal equity)							18,747				18,747
Issuance of common stock under employee equity plans			400	4			2,810				2,814
Investment from Dell, net							255				255
Investment from VMware							25				25
Translation adjustment									5		5
Net Loss								(35,607)		5	(35,602)
Balances at August 3, 2018	—	$—	81,859	$819	175,514	$1,755	$2,436,568	$(1,210,722)	$5,720	$675	$1,234,815
Stock-based compensation (Pivotal equity)							19,151				19,151
Issuance of common stock under employee equity plans			4,885	48			32,853				32,901
Investment from Dell, net							426				426
Investment from VMware							41				41
Translation adjustment									(194)		(194)
Net Loss								(34,850)		45	(34,805)
Balances at November 2, 2018	—	$—	86,744	$867	175,514	$1,755	$2,489,039	$(1,245,572)	$5,526	$720	$1,252,335
The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Overview and Basis of Presentation
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
Initial Public Offering
On April 19, 2018, we commenced an initial public offering (“IPO”), which closed on April 24, 2018.  As part of the IPO, we issued and sold 38,667,000 shares of Class A common stock, which included 5,550,000 shares sold pursuant to the exercise by the underwriters’ option to purchase additional shares at a public offering price of $15.00 per share. We received net proceeds of $548.1 million from the IPO, after underwriters’ discounts and commissions and before deducting offering costs of approximately $3.7 million. Prior to the completion of the IPO, all shares of Series A and C-1 redeemable convertible preferred stock then outstanding were converted into 110,466,653 shares of Class B common stock on a one-to-one basis and all shares of Series B and C redeemable convertible preferred stock then outstanding were converted into 37,412,396 shares of Class A common stock on a one-to-one basis.
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
Our majority-controlling stockholder is Dell Technologies Inc. (“Dell”). VMware, Inc. (“VMware”), which is also a majority-owned subsidiary of Dell, and Dell are collectively referred to as the “Parent” in these notes to the consolidated financial statements. Our results of operations and financial position are consolidated with Dell’s financial statements.

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
Proposed Merger with VMware

On August 22, 2019, Pivotal entered into an Agreement and Plan of Merger (the “Merger Agreement”) with VMware and Raven Transaction Sub, Inc., a Delaware corporation and a wholly owned subsidiary of VMware (“Merger Sub”). The Merger Agreement provides that, subject to certain terms and conditions, Merger Sub will merge with and into Pivotal (the “Merger”), with Pivotal surviving the Merger and becoming a wholly owned subsidiary of VMware.
Pivotal and VMware are both majority-owned subsidiaries of Dell. Based on the amount of outstanding capital stock reported in this report on Form 10-Q, VMware owns approximately 15.7% of Pivotal’s outstanding common stock, consisting entirely of shares of Pivotal’s Class B common stock, par value $0.01. Dell indirectly through VMware and through EMC Equity Assets LLC, a Delaware limited liability company (“EMC”), beneficially owns 100% of the outstanding shares of the Class B common stock, representing approximately 62.4% of Pivotal’s outstanding common stock.
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
The Merger and the Merger Agreement have been approved by the boards of directors of each of VMware (acting upon the unanimous recommendation of a special committee of the board of directors of VMware, consisting solely of independent and disinterested directors, authorized to, among other things, negotiate, evaluate and approve or disapprove potential transactions with Pivotal) and Pivotal (acting upon the unanimous recommendation of a special committee of the board of directors of Pivotal (the “Pivotal Special Committee”), consisting solely of independent and disinterested directors authorized to, among other things, negotiate, evaluate and approve or disapprove a potential transaction with VMware).
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
The Merger Agreement contains certain customary termination rights for Pivotal and VMware, including a right for either party to terminate the Merger Agreement if the Merger is not completed by February 18, 2020, unless otherwise extended pursuant to the terms of the Merger Agreement. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances, Pivotal will be obligated to pay VMware a termination fee of $95.0 million.
Concurrently with the execution of the Merger Agreement, Ford Motor Company (“Ford”) entered into a voting agreement pursuant to which Ford has agreed, among other things and subject to the terms and conditions set forth therein, to vote its shares of the Class A common stock in favor of the adoption of the Merger Agreement and the transactions contemplated thereby, including the Merger. Until the closing, Pivotal will continue to operate as an independent company.

Pivotal’s definitive proxy statement on Schedule 14A and amended Schedule 13E-3 were filed with the SEC on November 27, 2019. Pivotal has set the close of business on November 4, 2019 as the record date for the special meeting of stockholders scheduled for December 27, 2019, at which stockholders will vote on, among other things, a proposal to approve and adopt the Merger Agreement.

A description of the material terms of the Merger Agreement can be found in Pivotal’s Current Report on Form 8-K filed with the SEC on August 27, 2019 and Pivotal’s definitive proxy statement on Schedule 14A.

2.	Significant Accounting Policies
Consolidation
The condensed consolidated financial statements and accompanying notes are prepared in accordance with GAAP and include our accounts and the accounts of our majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.
Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Estimates are revised as additional information becomes available. In the condensed consolidated statements of operations, estimates are used when accounting for revenue arrangements, including the determination of the standalone selling price of performance obligations, the amortization period of deferred commissions, income taxes and the related valuation allowance and the valuation of common stock options. In the condensed consolidated balance sheets, estimates are used in determining the valuation and recoverability of assets, such as accounts receivable, fixed assets, deferred sales commissions, goodwill and other identifiable intangible assets, and estimates are used in determining the reported amounts of liabilities, including the impact of contingencies and operating lease liabilities, all of which also impact the condensed consolidated statements of operations. Actual results could differ from these estimates.
Significant Accounting Policies

Notwithstanding the addition of the policy below for leases, there were no significant changes to our accounting policies disclosed in “Note 2—Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended February 1, 2019.
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

Recently Adopted Accounting Pronouncement
Leases—In 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to recognize most lease liabilities on their balance sheets but recognize the lease expense on their statements of operations in a manner similar to current practice. The standard states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard is effective for annual and interim periods beginning with our fiscal 2020. We have adopted this standard on the first day of our fiscal year ending January 31, 2020, using a modified retrospective transition method. We elected the transition method discussed in ASU 2018-11 and our reporting for the comparative periods presented in the year of adoption continue to be in accordance with “Leases (Topic 840),” including the associated disclosure requirements. We elected the package of practical expedients permitted under the transition guidance, which, among other things, allows us to carry forward the historical lease classification. We did not elect the practical expedient to use hindsight in determining the lease term and in assessing impairment of right-of-use assets.
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
Deferred sales commissions, current and noncurrent, were $70.3 million and $75.1 million as of November 1, 2019 and February 1, 2019, respectively. Amortization expense for deferred commissions costs was $13.6 million and $12.5 million for the three months ended November 1, 2019 and November 2, 2018, respectively, and was $40.2 million and $36.9 million for the nine months ended November 1, 2019 and November 2, 2018, respectively. We amortize the commissions related to sales to new subscription customers, or the expansion of existing subscription customers, over an estimated period of benefit which has been determined to be the expected customer life. We amortize the commissions related to renewals of existing subscription customer contracts over the term of the contracts. Commissions paid for services contracts are amortized over the expected service delivery periods of the services. There were no impairment losses recorded related to the commissions costs capitalized for the periods presented.

4.	Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	November 1, 2019	February 1, 2019
Furniture and fixtures	$7,844	$7,298
Equipment	25,313	21,471
Software	7,700	6,900
Leasehold improvements	39,683	38,171
Total property, plant and equipment	80,540	73,840
Accumulated depreciation	(54,373)	(45,961)
Property, plant and equipment, net	$26,167	$27,879

For both the three months ended November 1, 2019 and November 2, 2018, depreciation expense was $2.8 million, and for the nine months ended November 1, 2019 and November 2, 2018, depreciation expense was $8.6 million and $8.7 million, respectively.

5.	Intangible Assets
Intangible assets, excluding goodwill, consist of the following (in thousands):

	November 1, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$87,573	$(87,560)	$13
Trademarks and tradenames	12,900	(12,681)	219
Customer relationships and customer lists	55,800	(41,536)	14,264
Intangible Assets	$156,273	$(141,777)	$14,496

	February 1, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$87,573	$(87,420)	$153
Trademarks and tradenames	12,900	(11,612)	1,288
Customer relationships and customer lists	55,800	(38,561)	17,239
Intangible Assets	$156,273	$(137,593)	$18,680

For the three months ended November 1, 2019 and November 2, 2018, amortization expense was $1.5 million and $1.6 million, respectively, and for the nine months ended November 1, 2019 and November 2, 2018, amortization expense was $4.2 million and $5.1 million, respectively.
As of November 1, 2019, future expected amortization expense of intangible assets is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2020	$1,274
2021	3,835
2022	3,111
2023	2,948
2024	2,693
Thereafter	635

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

Supplemental balance sheet information related to leases were as follows:

November 1, 2019
Operating leases:
Weighted average remaining lease term (in years)	6.6
Weighted average discount rate (in percentage points)	6.0

The components of lease expense for the periods presented were as follows (in thousands):

	Three months ended	Nine months ended
	November 1, 2019	November 1, 2019
Operating lease cost	$7,529	$22,946
Short term lease cost (a)	—	—
Variable lease cost	2,370	6,304
Sublease income	(1,322)	(5,260)
Total net lease cost	$8,577	$23,990
(a) During the three and nine months ended November 1, 2019, no material short-term leases were capitalized.

Maturities of lease liabilities were as follows (in thousands):

November 1, 2019
Operating Leases (a)
Remainder of 2020	$9,232
2021	30,738
2022	28,639
2023	24,422
2024	21,181
2025 and thereafter	57,814
Total lease payments	172,026
Less: Imputed interest	(33,150)
Present value of lease liabilities	$138,876
(a) Operating lease payments exclude $16.6 million of legally binding minimum lease payments for leases signed but not yet commenced.

Our future minimum lease commitments as of February 1, 2019, as disclosed in our most recent Annual Report on Form 10-K, represent our undiscounted non-cancelable operating lease arrangements, and have not materially changed since the last Form 10-K filing.

7.	Accrued Expenses
Accrued expenses consist of the following (in thousands):

	November 1, 2019	February 1, 2019
Accrued salaries, commissions and benefits	$31,534	$45,645
Other	23,015	19,078
Accrued expenses	$54,549	$64,723

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
Our cash and cash equivalents of $821.9 million and $701.7 million as of November 1, 2019 and February 1, 2019, respectively, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Our cash equivalents include money market funds of $751.6 million and $614.2 million as of November 1, 2019 and February 1, 2019, respectively.

9.	Debt
On October 22, 2019, we terminated our credit agreement and related security agreement. As part of the termination, we accelerated the associated unamortized debt costs, which resulted in $0.3 million of expense in the period. Prior to that date, we maintained a credit agreement and related security agreement with Silicon Valley Bank and certain other banks. The senior secured revolving loan facility (the “Revolving Facility”) in an aggregate principal amount not to exceed $100.0 million, was first entered into on September 8, 2017 and amended on May 6, 2019. Borrowings under the Revolving Facility were secured by our tangible assets.
During the three months ended May 4, 2018, we borrowed $15.0 million under the Revolving Facility, which was in addition to the $20.0 million that was already outstanding as of February 2, 2018, and then repaid the total outstanding balance of $35.0 million on the Revolving Facility in April 2018. During the period from April 2018 to November 2, 2018, we did not draw down on the Revolving Facility and no amounts were outstanding under the Revolving Facility. During the nine months ended November 1, 2019, we did not draw down on the Revolving Facility.

10.	Unearned Revenue and Performance Obligations
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. During the three months ended November 1, 2019 and November 2, 2018 we recognized revenue of $124.0 million and $103.6 million, respectively, and during the nine months ended November 1, 2019 and November 2, 2018 we recognized revenue of $319.0 million and $249.3 million, respectively, which was included in the corresponding deferred revenue balance at the beginning of the reporting periods presented.
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

Remaining Performance Obligations
The typical contract term for subscription contracts is one to three years, while the contract term for professional services is generally less than one year. Our subscription contracts are non-cancelable over the contractual term. As of November 1, 2019, the aggregate amount of the transaction price allocated to billed and unbilled remaining performance obligations for subscriptions and services for which revenue has not yet been recognized was approximately $820 million. We expect to recognize approximately 60% of the transaction price as subscription or services revenue over the next 12 months and the remainder thereafter. As of February 1, 2019, the aggregate amount of the transaction price allocated to billed and unbilled remaining performance obligations for subscriptions and services for which revenue had not yet been recognized was approximately $990 million.

11.	Income Taxes
As a result of the IPO, we are no longer included in the Dell U.S. federal tax return. Our federal deferred tax assets and liabilities previously calculated on a separate return basis have been adjusted to reflect only the actual carryforward items which Pivotal has on its separate federal tax return. We continue to present on a separate return basis the deferred tax assets and liabilities for those states where we file unitary returns with Dell. A full valuation allowance was recorded against U.S. federal, state and certain foreign deferred tax assets because we determined that it was more likely than not that those deferred tax assets would not be realized. As of November 1, 2019, we have a net deferred tax asset of $0.3 million.
The income tax provision was $0.4 million and $0.8 million for the three months ended November 1, 2019 and November 2, 2018, respectively. The income tax provision was $1.4 million and $0.5 million for the nine months ended November 1, 2019 and November 2, 2018, respectively. Our quarterly provision is primarily related to foreign taxes due in profitable jurisdictions.
In April 2019, we amended our Tax Sharing Agreement (“TSA”) with Dell with regard to the treatment of certain 2017 Tax Cut and Jobs Act implications not explicitly covered by the original terms of the TSA. As a result of the amendment, Pivotal received a one-time payment of $26.5 million on August 29, 2019 from Dell for the current benefit and estimated future expense related to Pivotal’s foreign deficits included in the transition tax determination in the Dell Fiscal 2018 federal tax return.

12.	Common Stock and Stock-Based Awards
As of November 1, 2019, we had 4,000,000,000 shares of Class A common stock authorized, of which 105,538,158 shares were issued and outstanding, and 500,000,000 shares of Class B common stock authorized, of which 175,514,272 shares were issued and outstanding. Both Class A common stock and Class B common stock have a par value of $0.01 per share. As of November 1, 2019, we had reserved 19,692,191 shares of common stock available for future equity award grants under our equity incentive plans. We also had reserved 49,282,849 shares of common stock for future issuance upon exercise of any outstanding stock options and upon vesting of restricted stock units.
Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share.
Stock Options
Stock options generally vest over 48 months as follows: (i) 25% vest 12 months from the date of grant, and (ii) the remaining 75% vest on a monthly basis over the remaining term. The fair value of each stock option granted during fiscal 2020 has been estimated on the date of grant using the Black-Scholes option pricing model.
The following table reflects our stock option activity during the nine months ended November 1, 2019 (in thousands, except weighted-average exercise price):

	Number of Shares Subject to Options	Weighted-Average Exercise Price
Options outstanding at February 1, 2019	45,901	$8.31
Granted	—	$—
Exercised	(11,250)	$7.53
Forfeited	(2,018)	$10.13
Expired / cancelled	(90)	$9.76
Options outstanding at November 1, 2019	32,543	$8.47

As of November 1, 2019, there was $34.5 million of unrecognized compensation cost related to the unvested options, which is expected to be recognized over the remaining vesting period of the options.

Restricted Stock Units
The Company granted 11.9 million and 9.3 million Restricted Stock Units (“RSUs”) with an aggregate fair value of $199.8 million and $145.7 million during the nine months ended November 1, 2019 and November 2, 2018, respectively. RSUs awarded under the 2018 Equity Incentive Plan will generally vest over four years. The vesting is contingent on the employees’ continued service through such date. RSUs are generally subject to forfeiture if employment terminates prior to the vesting date. We expense the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs on the date of grant, ratably over the period during which the vesting restrictions lapse.
The following table reflects our RSU activity during the nine months ended November 1, 2019 (in thousands, except weighted-average grant fair value):

	Number of Restricted Stock Units	Weighted-Average Grant Fair Value
RSUs outstanding at February 1, 2019	9,501	$15.77
Granted	11,923	$16.76
Vested	(3,186)	$15.51
Forfeited	(1,428)	$16.80
RSUs outstanding at November 1, 2019	16,810	$16.43

For the three and nine months ended November 1, 2019, stock-based compensation expense associated with RSUs was $19.6 million and $48.8 million, respectively. For three and nine months ended November 2, 2018, stock-based compensation expense associated with RSUs was $8.9 million and $18.7 million, respectively. As of November 1, 2019, there was $247.8 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over the remaining vesting period.
Employee Stock Purchase Plan
Our Employee Stock Purchase Plan (the “ESPP”) became effective upon our IPO. The ESPP currently reserves and authorizes the issuance of up to a total of 6,003,420 shares of Class A common stock to participating employees. Eligible employees may elect to participate in the ESPP, upon which the employee authorizes payroll deductions during the offering period in an amount equal to at least 1% of his or her compensation, but not more than the contribution limit. The contribution limit for each offering period is the lesser of (i) 15% of an eligible employee’s compensation for the offering period or (ii) $7,500. Except for the initial offering period, the ESPP provides for 6-month offering periods commencing on January 11 or July 11 and ending on July 10 or January 10 of each year. The current offering period under the ESPP commenced on July 11, 2019 and will end on January 10, 2020. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. As of November 1, 2019, there were 4,291,613 shares of the Company’s common stock available for future issuance under the ESPP.
For the three and nine months ended November 1, 2019, stock-based compensation expense associated with the ESPP was $1.0 million and $3.8 million, respectively. For the three and nine months ended November 2, 2018, stock-based compensation expense associated with the ESPP was $0.8 million and $2.0 million, respectively. As of November 1, 2019, there was $1.0 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over the remaining term of the offering period.

Stock-Based Compensation Expense
The following table summarizes the components of total equity stock-based compensation expense included in our condensed consolidated financial statements for each of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
Cost of revenue - subscription	$703	$404	$1,811	$1,042
Cost of revenue - services	5,567	4,248	15,778	10,726
Sales and marketing	7,645	5,854	22,066	15,112
Research and development	8,001	5,521	22,110	13,771
General and administrative	4,248	3,401	11,796	8,582
Total stock-based compensation expense	$26,164	$19,428	$73,561	$49,233

The expense related to awards previously granted by Dell and VMware to certain of our employees was $0.1 million and $0.3 million for the three months ended November 1, 2019 and November 2, 2018, respectively, and was $0.7 million and $0.9 million for the nine months ended November 1, 2019 and November 2, 2018, respectively.

13.	Net Loss per Share
Basic loss per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net loss attributable to common stockholders by the weighted-average shares outstanding during the period.
The following table sets forth basic and diluted earnings (loss) per share for each of the periods presented (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
Numerator:
Net loss attributable to common stockholders	$(33,103)	$(34,850)	$(92,955)	$(102,972)

Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	277,567	258,408	272,935	207,072

Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.13)	$(0.34)	$(0.50)

Since we were in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	November 1, 2019	November 2, 2018
Shares subject to outstanding common stock options	32,543	48,966
Unvested RSUs outstanding	16,810	9,120
Shares committed under the ESPP	1,090	752
Total	50,443	58,838

14.	Related Party Transactions
Dell and VMware Agency Arrangements
Since our formation, we have entered into agency arrangements with Dell and VMware that enable our sales team to sell our subscriptions and services leveraging the Dell and VMware enterprise relationships and end customer contracts. These transactions result in Dell or VMware invoicing customers and collecting on our behalf. In exchange, we pay an agency fee, which is based on a percentage of the invoiced contract amounts, for their services. Such percentage ranged from 1.5% to 5.0% for both the three and nine months ended November 1, 2019 and November 2, 2018, respectively.
In aggregate, we paid Dell and VMware $1.8 million and $1.7 million for the three months ended November 1, 2019 and November 2, 2018, respectively, and $5.0 million and $7.5 million for the nine months ended November 1, 2019 and November 2, 2018, respectively, which was deferred and amortized to sales and marketing expense over the term of the underlying customer arrangements.
Sales of our Products and Services to Dell and VMware
From time to time, we have sold our software products and professional, software support and other services to Dell and VMware for their internal use. Revenue recognized for sales of our products and services to Dell was $4.8 million and $3.3 million for the three months ended November 1, 2019 and November 2, 2018, respectively, and $17.1 million and $10.1 million for the nine months ended November 1, 2019 and November 2, 2018, respectively. Revenue recognized for sales of our products and services to VMware was $0.3 million and $0.5 million for the three months ended November 1, 2019 and November 2, 2018, respectively, and $0.9 million and $1.3 million for the nine months ended November 1, 2019 and November 2, 2018, respectively.
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
Charges received from Dell for the three months ended November 1, 2019 and November 2, 2018 were $11.5 million and $5.3 million, respectively, and were $27.0 million and $21.5 million for the nine months ended November 1, 2019 and November 2, 2018, respectively.
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
In April 2019, we amended our TSA with Dell with regard to the treatment of certain 2017 Tax Cut and Jobs Act implications not explicitly covered by the original terms of the TSA. The amendment provided that we would receive a one-time payment of $26.5 million from Dell for the current benefit and estimated future expense related to Pivotal’s foreign deficits included in the transition tax determination in the Dell fiscal 2018 federal tax return. Dell’s payment to Pivotal was received in August 2019.
As of November 1, 2019, the net payable related to the TSA with Dell was $1.8 million. The balance is comprised primarily of a return-to-provision update of $2.6 million related to the finalization of our fiscal 2019 federal taxable income, partially offset by a provision for state receivables which are not yet final.

Other Related Party Transactions
Through September 6, 2018, certain of our directors were also executives of companies that are our customers. Subsequent to this date, only the director from Ford remains an executive of a company that is our customer.
Revenue recognized from sales of subscriptions and services to Ford was $2.0 million and $2.5 million for the three months ended November 1, 2019 and November 2, 2018, respectively, and $5.5 million and $9.4 million for the nine months ended November 1, 2019 and November 2, 2018, respectively. We had outstanding accounts receivable balances from Ford of $11.5 million and $1.8 million as of November 1, 2019 and February 1, 2019, respectively.
Revenue recognized from sales of subscriptions and services to General Electric (“GE”) was $0.9 million and $6.8 million for the three and nine months ended November 2, 2018, respectively. As GE is no longer a related party, no disclosures for fiscal 2020 have been provided.

Proposed Merger with VMware

On August 22, 2019, Pivotal entered into the Merger Agreement with VMware and Merger Sub. Refer to “
Note 1 --- Overview and Basis of Presentation” for details of the Merger Agreement.

15.	Commitments and Contingencies
Litigation
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
As of the filing of this report, Pivotal is aware of six complaints related to the Merger Agreement having been filed: Briant v. Pivotal Software, Inc., No. 1:19-cv-09479 (S.D.N.Y. Oct. 14, 2019); Plumley v. Pivotal Software, Inc., No. 1:19-cv-01974 (D. Del. Oct. 17, 2019); Shan v. Pivotal Software, Inc., No. 3:19-cv-06814 (N.D. Cal. Oct. 21, 2019); Silverberg v. Pivotal Software, Inc., No. 3:19-cv-06977 (N.D. Cal. Oct. 24, 2019); Rothman v. Pivotal Software, Inc., No. 3:19-cv-07066 (N.D. Cal. Oct. 28, 2019); and Parada v. Pivotal Software, Inc., No. 1:19-cv-06306 (E.D.N.Y. Nov. 7, 2019). The complaints are brought by putative stockholders against Pivotal and members of our board of directors and the Pivotal Special Committee. The Shan complaint also names VMware and Merger Sub as defendants. Among other things, the complaints allege that the disclosures in our proxy statement filings violate the Exchange Act and the rules and regulations promulgated thereunder. In addition, the Shan complaint alleges that members of our board of directors breached their fiduciary duties in connection with the board of director’s approval of the Merger Agreement. The plaintiffs in these cases seek various forms of relief, including unspecified monetary damages, legal fees, and injunctive relief enjoining consummation of the Merger. The plaintiffs in all actions other than Briant and Parada seek to have their cases certified as class actions.
The defendants, including Pivotal and the members of the Pivotal Special Committee and our board of directors, believe that the claims asserted in these lawsuits are without merit. Nevertheless, the outcomes of these lawsuits are uncertain and cannot be predicted with any certainty.
Stockholders have delivered two demand letters to our board of directors under Section 220 of the Delaware General Corporation Law for various books and records related to the Merger Agreement. We are committed to cooperating with our stockholders in responding to reasonable records requests that comply with applicable law.
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
The following table summarizes revenue by geography based on the sold-to location of our customers that purchase subscriptions and services (in thousands):

	Three Months Ended				Nine Months Ended
	November 1, 2019		November 2, 2018		November 1, 2019		November 2, 2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$148,710	75%	$129,867	77%	$438,167	76%	$377,619	77%
International	49,569	25%	38,276	23%	138,823	24%	110,667	23%
Total	$198,279	100%	$168,143	100%	$576,990	100%	$488,286	100%

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

Proposed Merger with VMware

On August 22, 2019, Pivotal entered into the Merger Agreement with VMware and Merger Sub. Refer to “Note 1 --- Overview and Basis of Presentation” for details of the Merger Agreement.
Key Metrics
We regularly review the following key metrics to measure performance, identify trends, formulate financial projections and to help us monitor our business. While we believe that these metrics are useful in evaluating our business, other companies may not use similar metrics or may not calculate similarly titled metrics in a consistent manner.

	November 1, 2019	February 1, 2019	November 2, 2018
Subscription customers	412	377	368
Dollar-based net expansion	135%	149%	150%
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

We had 412, 377 and 368 subscription customers as of November 1, 2019, February 1, 2019, and November 2, 2018, respectively. We expect growth in subscription customers to continue as we deliver enhancements to our products and remain focused on increasing our subscription customer count. Our total number of subscription customers and the net additions in any period may continue to fluctuate as a result of several factors, including the focus of our sales force, customer satisfaction with the functionality, features, performance or pricing of our offering, consolidation of our customer base and other factors, a number of which are beyond our control.
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
We expect our dollar-based net expansion rate to remain a significant indicator of our business momentum and results of operations as existing customers realize the benefits of our software and expand their PCF subscriptions. Our dollar-based net expansion rate has fluctuated and we expect it to continue to fluctuate and trend downward over time as we scale our business and as a result of several factors, including the size of the transactions, the timing and terms of the deals and our customers’ satisfaction with our offering. Our dollar-based net expansion rate was approximately 135% for the three months ended November 1, 2019, 149% for the three months ended February 1, 2019 and 150% for the three months ended November 2, 2018.
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
To a lesser extent, we generate revenue from certain historical software products sold on a perpetual license basis. Perpetual license revenue represented less than 1% of our total revenue for the both the three and nine months ended November 1, 2019 and November 2, 2018. We expect the percentage of perpetual license revenue to continue to decline as a percentage of total revenue. We generally recognize revenue from our perpetual licenses upon delivery, assuming all the other revenue recognition criteria are satisfied.
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

Results of Operations (dollars in thousands)

	Three Months Ended		Nine Months Ended
	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
Revenue:
Subscription	$139,758	$100,775	$403,604	$288,390
Services	58,521	67,368	173,386	199,896
Total revenue	198,279	168,143	576,990	488,286
Cost of revenue:
Subscription	9,649	7,813	27,313	24,047
Services	51,292	53,179	154,755	157,470
Total cost of revenue	60,941	60,992	182,068	181,517
Gross profit	137,338	107,151	394,922	306,769
Operating expenses:
Sales and marketing	83,198	70,620	247,458	210,308
Research and development	58,832	51,880	173,763	143,309
General and administrative	30,640	20,546	75,342	57,979
Total operating expenses	172,670	143,046	496,563	411,596
Loss from operations	(35,332)	(35,895)	(101,641)	(104,827)
Other income, net	2,634	1,866	10,054	2,412
Loss before provision for income taxes	(32,698)	(34,029)	(91,587)	(102,415)
Provision for income taxes	409	776	1,409	549
Net loss	(33,107)	(34,805)	(92,996)	(102,964)
Less: Net loss (income) attributable to non-controlling interest	4	(45)	41	(8)
Net loss attributable to Pivotal	$(33,103)	$(34,850)	$(92,955)	$(102,972)

The following table sets forth our results of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
Revenue:
Subscription	70%	60%	70%	59%
Services	30	40	30	41
Total revenue	100	100	100	100
Cost of revenue:
Subscription	5	5	5	5
Services	26	31	27	32
Total cost of revenue	31	36	32	37
Gross profit	69	64	68	63
Operating expenses:		.
Sales and marketing	42	42	43	43
Research and development	30	31	30	29
General and administrative	15	12	13	13
Total operating expenses	87	85	86	85
Loss from operations	(18)	(21)	(18)	(22)
Other income, net	1	1	2	1
Loss before provision for income taxes	(17)	(20)	(16)	(21)
Provision for income taxes	—	1	0	0
Net loss	(17)	(21)	(16)	(21)
Less: Net loss (income) attributable to non-controlling interest	0	0	0	0
Net loss attributable to Pivotal	(17)%	(21)%	(16)%	(21)%

Comparison of the three and nine months ended November 1, 2019 and November 2, 2018
Revenue

	Three Months Ended				Nine Months Ended
	November 1, 2019	November 2, 2018			November 1, 2019	November 2, 2018
	Amount	Amount	$ Change	% Change	Amount	Amount	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenue:
Subscription	$139,758	$100,775	$38,983	39%	$403,604	$288,390	$115,214	40%
Services	58,521	67,368	(8,847)	(13)%	173,386	199,896	(26,510)	(13)%
Total revenue	$198,279	$168,143	$30,136	18%	$576,990	$488,286	$88,704	18%
Total revenue increased by $30.1 million, or 18%, to $198.3 million during the three months ended November 1, 2019, from $168.1 million during the three months ended November 2, 2018. Subscription revenue increased by $39.0 million, or 39%, to $139.8 million during the three months ended November 1, 2019 from $100.8 million during the three months ended November 2, 2018. The increase in subscription revenue was primarily due to increased sales to existing customers and the remaining increase was due to sales to new customers. Services revenue decreased by $8.8 million, or 13%, to $58.5 million during the three months ended November 1, 2019 from $67.4 million during the three months ended November 2, 2018. The decrease in services revenue was due to fewer customer engagements within the current period and a decrease in revenue from maintenance and support contracts. Revenue from maintenance and support contracts associated with historical software products sold on a perpetual license basis represented less than 5% of total revenue for both the three months ended November 1, 2019 and November 2, 2018, and is generally expected to represent a decreasing amount of revenue in future periods.

Total revenue increased by $88.7 million, or 18%, to $577.0 million during the nine months ended November 1, 2019, from $488.3 million during the nine months ended November 2, 2018. Subscription revenue increased by $115.2 million, or 40%, to $403.6 million during the nine months ended November 1, 2019 from $288.4 million during the nine months ended November 2, 2018. The increase in subscription revenue was primarily due to increased sales to existing customers and the remaining increase was due to sales to new customers. Services revenue decreased by $26.5 million, or 13%, to $173.4 million during the nine months ended November 1, 2019 from $199.9 million during the nine months ended November 2, 2018. The decrease in services revenue was due to fewer customer engagements within the current period and a decrease in revenue from maintenance and support contracts. Revenue from maintenance and support contracts associated with historical software products sold on a perpetual license basis represented less than 4% of total revenue for both the nine months ended November 1, 2019 and November 2, 2018, and is generally expected to represent a decreasing amount of revenue in future periods.
Cost of Revenue

	Three Months Ended				Nine Months Ended
	November 1, 2019	November 2, 2018			November 1, 2019	November 2, 2018
	Amount	Amount	$ Change	% Change	Amount	Amount	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of revenue:
Subscription	$9,649	$7,813	$1,836	23%	$27,313	$24,047	$3,266	14%
Services	51,292	53,179	(1,887)	(4)%	154,755	157,470	(2,715)	(2)%
Total cost of revenue	$60,941	$60,992	$(51)	—%	$182,068	$181,517	$551	—%
Gross margin:
Subscription	93%	92%			93%	92%
Services	12%	21%			11%	21%
Total gross margin	69%	64%			68%	63%
Total cost of revenue decreased slightly during the three months ended November 1, 2019 from the three months ended November 2, 2018. Cost of subscription revenue increased by $1.8 million, or 23%, to $9.6 million during the three months ended November 1, 2019 from $7.8 million during the three months ended November 2, 2018. The increase in cost of subscription was primarily due to an increase in personnel and third-party labor costs of $1.9 million. Growth in cost of subscription revenue was lower relative to the growth in our subscription revenue as we continue to realize economies of scale. Cost of services revenue decreased by $1.9 million, or 4%, to $51.3 million during the three months ended November 1, 2019 from $53.2 million during the three months ended November 2, 2018. The decrease in costs of services expense was primarily due to a decrease in personnel and related costs of $3.0 million driven by less services revenue, offset by an increase in third-party partner spend.
Total cost of revenue increased by $0.6 million, or 0%, to $182.1 million during the nine months ended November 1, 2019 from $181.5 million during the nine months ended November 2, 2018. Cost of subscription revenue increased by $3.3 million, or 14%, to $27.3 million during the nine months ended November 1, 2019 from $24.0 million during the nine months ended November 2, 2018. The increase in cost of subscription was driven by higher support personnel and related costs of $4.5 million, due to the growth of our subscription revenue, offset by a reduction in intangible asset amortization of $1.1 million. The cost of services revenue decreased by $2.7 million, or 2%, to $154.8 million during the nine months ended November 1, 2019 from $157.5 million during the nine months ended November 2, 2018. The decrease in cost of services expense was primarily due to a decrease of $3.3 million in personnel and related costs driven by less services revenue, offset by an increase in third-party partner spend.
Subscription gross margin increased to 93% during the three months ended November 1, 2019 from 92% during the three months ended November 2, 2018 due to economies of scale as our subscription revenue increased.
Subscription gross margin increased to 93% during the nine months ended November 1, 2019 from 92% during the nine months ended November 2, 2018 due to economies of scale as our subscription revenue increased.
Services gross margin decreased to 12% during the three months ended November 1, 2019 from 21% during the three months ended November 2, 2018 driven by fewer customer engagements and decline in higher margin maintenance revenues that support legacy perpetual licenses.

Services gross margin decreased to 11% during the nine months ended November 1, 2019 from 21% during the nine months ended November 2, 2018 driven by fewer customer engagements and decline in higher margin maintenance revenues that support legacy perpetual licenses.
Operating Expenses
Sales and Marketing

	Three Months Ended				Nine Months Ended
	November 1, 2019	November 2, 2018			November 1, 2019	November 2, 2018
	Amount	Amount	$ Change	% Change	Amount	Amount	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$83,198	$70,620	$12,578	18%	$247,458	$210,308	$37,150	18%
Percentage of revenue	42%	42%			43%	43%
Research and Development

	Three Months Ended				Nine Months Ended
	November 1, 2019	November 2, 2018			November 1, 2019	November 2, 2018
	Amount	Amount	$ Change	% Change	Amount	Amount	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Research and development	$58,832	$51,880	$6,952	13%	$173,763	$143,309	$30,454	21%
Percentage of revenue	30%	31%			30%	29%
General and Administrative

	Three Months Ended				Nine Months Ended
	November 1, 2019	November 2, 2018			November 1, 2019	November 2, 2018
	Amount	Amount	$ Change	% Change	Amount	Amount	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
General and administrative	$30,640	$20,546	$10,094	49%	$75,342	$57,979	$17,363	30%
Percentage of revenue	15%	12%			13%	13%
Sales and marketing expense increased by $12.6 million, or 18%, to $83.2 million during the three months ended November 1, 2019 from $70.6 million during the three months ended November 2, 2018. The increase in sales and marketing expense was primarily due to an increase in headcount in our sales and marketing teams of $6.3 million, an increase in sales commission expense of $1.8 million and an increase in expenses of $4.0 million related to our SpringOne Platform Conference.
Sales and marketing expense increased by $37.2 million, or 18%, to $247.5 million during the nine months ended November 1, 2019 from $210.3 million during the nine months ended November 2, 2018. The increase in sales and marketing expense was primarily due to an increase in headcount and related costs in our sales and marketing teams of $30.4 million, an increase in commission spend of $2.6 million and an increase in spend related to the timing of our conference activity of $2.9 million.
Research and development expense increased by $7.0 million, or 13%, to $58.8 million during the three months ended November 1, 2019 from $51.9 million during the three months ended November 2, 2018. The increase in research and development expense was primarily due to an increase in personnel costs of $7.5 million, particularly around our product investments in cloud and PKS, offset by savings in infrastructure and other costs.
Research and development expense increased by $30.5 million, or 21%, to $173.8 million during the nine months ended November 1, 2019 from $143.3 million during the nine months ended November 2, 2018. The increase in research and development expense was primarily due to an increase of $31.7 million in headcount related spend and allocated overhead.

General and administrative expense increased by $10.1 million, or 49%, to $30.6 million during the three months ended November 1, 2019 from $20.5 million during the three months ended November 2, 2018. The increase in general and administrative expense was primarily due to $6.9 million of professional fees associated with the Merger, and the remainder was primarily attributable to increased headcount to support the growth of the business.
General and administrative expense increased by $17.4 million, or 30%, to $75.3 million during the nine months ended November 1, 2019 from $58.0 million during the nine months ended November 2, 2018. The increase in general and administrative expense was primarily due to $6.9 million of professional fees associated with the Merger, and the remaining amount was driven by increases in headcount and other expenses.
Non-Operating Expenses
Other Income, Net

	Three Months Ended				Nine Months Ended
	November 1, 2019	November 2, 2018			November 1, 2019	November 2, 2018
	Amount	Amount	$ Change	% Change	Amount	Amount	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Other income, net	$2,634	$1,866	$768	41%	$10,054	$2,412	$7,642	317%
Other income, net increased by $0.8 million to $2.6 million for the three months ended November 1, 2019 from $1.9 million for the three months ended November 2, 2018. Other income, net generated for both the three months ended November 1, 2019 and November 2, 2018 was primarily due to interest earned on money market investments of $3.6 million and $2.6 million, respectively, offset by foreign currency losses in our international operations.
Other income, net increased by $7.6 million to $10.1 million for the nine months ended November 1, 2019 from $2.4 million for the nine months ended November 2, 2018. Other income, net generated for both the nine months ended November 1, 2019 and November 2, 2018 resulted from interest earned on money market investments of $11.9 million and $5.1 million, respectively. In addition, we had gains on sales of investments of $1.1 million and $3.2 million, respectively, offset by foreign currency losses in our international operations.

Income Taxes
Provision for (benefit from) Income Taxes

	Three Months Ended				Nine Months Ended
	November 1, 2019	November 2, 2018			November 1, 2019	November 2, 2018
	Amount	Amount	$ Change	% Change	Amount	Amount	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Provision for income taxes	$409	$776	$(367)	(47)%	$1,409	$549	$860	(157)%
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
Our provision for income taxes for the three months ended November 1, 2019 was $0.4 million. Our provision for income taxes for the three months ended November 2, 2018 was $0.8 million. Our quarterly provision is primarily driven by foreign taxes due in profitable jurisdictions and fluctuates due to variability in our services profitability in total and among the tax jurisdictions in which we operate.
Our provision for income taxes for the nine months ended November 1, 2019 was $1.4 million. Our provision for income taxes for the nine months ended November 2, 2018 was $0.5 million. Our provision is primarily driven by foreign taxes due in profitable jurisdictions and fluctuates due to variability in our services profitability in total and among the tax jurisdictions in which we operate and other adjustments.

Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe the following non-GAAP information is useful in evaluating our operating results. We use the following non-GAAP financial information, collectively, to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information may be helpful to investors because it provides consistency and comparability with past financial performance, and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly titled non-GAAP measures used by other companies. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the GAAP financial measures together with such reconciliations.
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit and non-GAAP gross margin as GAAP gross profit and GAAP gross margin, adjusted for stock-based compensation expense and amortization of acquired intangibles.

	Three Months Ended		Nine Months Ended
	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
	(dollars in thousands)		(dollars in thousands)
Gross profit	$137,338	$107,151	$394,922	$306,769
Add:
Stock-based compensation expense included in cost of revenue	6,270	4,652	17,589	11,768
Amortization of acquired intangibles included in cost of revenue	22	340	142	1,204
Non-GAAP gross profit	$143,630	$112,143	$412,653	$319,741
Gross margin	69%	64%	68%	63%
Non-GAAP gross margin	72%	67%	72%	65%
Non-GAAP Operating Loss
We define non-GAAP operating loss and non-GAAP operating margin as GAAP operating profit and GAAP operating margin, adjusted for stock-based compensation expense and amortization of acquired intangibles.

	Three Months Ended		Nine Months Ended
	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
	(dollars in thousands)		(dollars in thousands)
Operating loss	$(35,332)	$(35,895)	$(101,641)	$(104,827)
Add:
Stock-based compensation expense	26,164	19,428	73,561	49,233
Amortization of acquired intangibles	1,485	1,632	4,184	5,077
Acquisition related expenses	7,127	—	7,127	—
Non-GAAP operating loss	$(556)	$(14,835)	$(16,769)	$(50,517)

Liquidity and Capital Resources
Overview
To date, our principal sources of liquidity have been the net proceeds we received through the sale of our common stock in our IPO, private sales of equity securities, payments received from customers using our platform and services and borrowings under our line of credit. Following the completion of our IPO, we received aggregate proceeds of $544.4 million, net of underwriters’ discounts and commissions and offering costs paid. As of November 1, 2019, we had cash and cash equivalents totaling $821.9 million, which we intend to use for working capital, operating expenses, and capital expenditures. We may also use a portion of this to acquire complementary businesses, products, services, or technologies. Our cash equivalents are comprised primarily of money market funds. We believe that our existing cash, cash equivalents, and investments will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, billing terms of our subscription contracts, timing of collection of accounts receivable, the rate of expansion of our workforce, the timing and extent of our expansion into new markets, the timing of introductions of new functionality and enhancements to our platform and the continuing market acceptance of our platform, as well as general economic and market conditions. We may need to raise additional capital or incur indebtedness to continue to fund our operations in the future or to fund our needs for other strategic initiatives, such as acquisitions. We also foresee entering into lease and other related facilities obligations to support any future growth in our headcount.
On October 22, 2019, we terminated our credit agreement and related security agreement. As part of the termination, we accelerated the associated unamortized debt costs, which resulted in $0.3 million of expense in the period. Prior to that date, we maintained a credit agreement and a related security agreement that provided for a senior secured revolving credit facility in an aggregate principal amount not to exceed $100.0 million (the “Revolving Facility”).We had no amounts outstanding under the Revolving Facility when we terminated the Revolving Facility.
Cash Flows

	Nine Months Ended
	November 1, 2019	November 2, 2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$5,039	$(13,348)
Investing activities	$(5,293)	$(3,695)
Financing activities	$120,639	$607,803
Operating Activities
During the nine months ended November 1, 2019, cash provided by operating activities was $5.0 million primarily due to our net loss of $93.0 million, adjusted for non-cash charges of $109.4 million and net cash outflows of $11.4 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation and depreciation and amortization of property and equipment, intangible assets and right of use lease assets. The primary drivers of the changes in operating assets and liabilities related to a $151.2 million decrease in accounts receivable driven by collections, offset by a $129.8 million decrease in deferred revenue, a decrease of $23.0 million in operating lease liabilities and a decrease of $9.4 million in accrued expenses.
During the nine months ended November 2, 2018, cash provided by operating activities was $13.3 million primarily due to our net loss of $103.0 million, adjusted for non-cash charges of $63.5 million and net cash inflows of $26.1 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation and depreciation and amortization of property and equipment and intangible assets. The primary drivers of the changes in operating assets and liabilities related to a $43.9 million decrease in accounts receivable offset by a $10.2 million decrease in deferred revenue and a decrease of $16.2 million in accrued expenses.

Investing Activities
For the nine months ended November 1, 2019, cash used in investing activities was $5.3 million, compared to cash used in investing activities of $3.7 million for the nine months ended November 2, 2018. Our investing activities for the nine months ended November 1, 2019 and for the nine months ended November 2, 2018 were attributable to the purchases of property, plant and equipment partially offset by the sale of certain investments within both periods.
Financing Activities
Cash provided by financing activities during the nine months ended November 1, 2019 of $120.6 million was attributable to proceeds from the exercise of stock options and proceeds from other employee stock plans of $94.1 million, and cash received from Dell relating to our tax sharing agreement of $26.5 million.
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
Commitments and Contractual Obligations
During the nine months ended November 1, 2019, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in our Prospectus. See “Note 15—Commitments and Contingencies,” in our notes to unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of November 1, 2019, we were not subject to any obligations pursuant to any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity.
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
Notwithstanding the addition of the policy disclosed in “Note 2—Summary of Significant Accounting Policies” for leases, there have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates disclosed in our Annual Report on Form 10-K.
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

Concentration risk
As of November 1, 2019 and February 1, 2019, no individual customer represented 10% or more of accounts receivable.
Dell and VMware invoice our customers and collect invoiced amounts on our behalf. As of November 1, 2019 and February 1, 2019, $42.0 million and $161.5 million invoiced on our behalf by Dell and VMware was recorded in accounts receivable, respectively.
Foreign currency risk
Although 25% and 24% of our total revenue for the three and nine months ended November 1, 2019, respectively, was derived from sales outside the United States, the majority of such revenue is from sales transactions that are denominated in U.S. dollars. For transactions denominated in a currency other than the functional currency, we are exposed to risks of foreign currency fluctuation and are subject to transaction gains and losses, which are recorded as other income (expense), net in the condensed consolidated statements of operations.
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
Inherent Limitations on Effectiveness of Controls
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

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
Between June 14, 2019 and June 27, 2019, six complaints were filed against us in state and federal court in San Francisco: Hill v. Pivotal Software, Inc., No. CGC-19-576750 (S.F. Super Ct. Jun. 14, 2019); Tran v. Pivotal Software, Inc., No. CGC-19-576806 (S.F. Super Ct. Jun. 18, 2019); Abera v. Pivotal Software, Inc., No. 4:19-cv-03601 (N.D. Cal. Jun. 20, 2019); Doherty v. Pivotal Software, Inc., No. 3:19-cv-03589 (N.D. Cal. Jun. 20, 2019); Kleinman v. Pivotal Software, Inc., No. 3:19-cv-03605 (N.D. Cal. Jun. 21, 2019) and Mothorpe v. Pivotal Software, Inc., No. CGC-19-577110 (S.F. Super Ct. Jun. 27, 2019). All of the complaints are putative class actions brought by stockholders against us and other defendants alleging violations of the securities laws in connection with disclosures made in connection with our IPO and thereafter. The plaintiffs in those cases are seeking to have the cases certified as class actions, and also seek damages and legal fees. On November 15, 2019, the Doherty action was consolidated with the Abera and Kleinman actions. This consolidated federal case—now called In re Pivotal Securities Litigation—remains pending. At this time, it is not reasonably possible to determine the ultimate resolution of, or estimate the liability related to, these matters.
As of the date of this report, Pivotal is aware of six complaints related to the Merger Agreement having been filed: Briant v. Pivotal Software, Inc., No. 1:19-cv-09479 (S.D. N.Y. Oct. 14, 2019); Plumley v. Pivotal Software, Inc., No. 1:19-cv-01974 (D. Del. Oct. 17, 2019); Shan v. Pivotal Software, Inc., No. 3:19-cv-06814 (N.D. Cal. Oct. 21, 2019); Silverberg v. Pivotal Software, Inc., No. 3:19-cv-06977 (N.D. Cal. Oct. 24, 2019); Rothman v. Pivotal Software, Inc., No. 3:19-cv-07066 (N.D. Cal. Oct. 28, 2019); and Parada v. Pivotal Software, Inc., No. 1:19-cv-06306 (E.D.N.Y. Nov. 7, 2019). The complaints are brought by putative stockholders against Pivotal and members of our board of directors and the Pivotal Special Committee. The Shan complaint also names VMware and Merger Sub as defendants. Among other things, the complaints allege that the disclosures in our proxy statement filings violate the Exchange Act and the rules and regulations promulgated thereunder. In addition, the Shan complaint alleges that members of our board of directors breached their fiduciary duties in connection with the board of director’s approval of the Merger Agreement. The plaintiffs in these cases seek various forms of relief, including unspecified monetary damages, legal fees, and injunctive relief enjoining consummation of the Merger. The plaintiffs in all actions other than Briant and Parada seek to have their cases certified as class actions.
Stockholders have delivered two demand letters to our board of directors under Section 220 of the Delaware General Corporation Law for various books and records related to the Merger Agreement. We are committed to cooperating with our stockholders in responding to reasonable records requests that comply with applicable law.
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

We have incurred net losses in each year since we were formed, including net losses of $141.9 million for fiscal 2019 and $163.5 million for fiscal 2018, respectively. As of November 1, 2019, we had an accumulated deficit of $1,377 million and our net cash provided by operating activities was $5.0 million for the nine months ended November 1, 2019. We may not achieve sufficient revenue to attain and maintain profitability. We expect our operating expenses to increase significantly in the future as we hire additional sales, marketing, research and development and other employees across functions, increase or make strategic investments, scale relationships with ecosystem partners and open new offices. In addition, we expect to incur significant additional legal, accounting and other expenses related to being a public company. As a result of these increased expenses, we will have to generate and sustain increased revenue in order to become profitable in future periods. Because some of the markets for our offering are rapidly evolving and are not mature, it is difficult for us to predict our future results of operations. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability. Any failure by us to achieve, sustain or increase profitability or generate positive cash flow from operations on a consistent basis could cause the value of our Class A common stock to decline.

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

Our results of operations may fluctuate, in part, because of the resource-intensive nature of our sales efforts, the length and variability of the sales cycle for our platform and the difficulty in making short-term adjustments to our operating expenses. Many of our customers are large enterprises, whose purchasing decisions, budget cycles and constraints and evaluation processes are unpredictable and out of our control. Further, the timing of our sales is difficult to predict. The length of our sales cycle, from initial evaluation to payment for our subscriptions can range from several months to well over a year and can vary substantially from customer to customer. Our sales efforts involve significant investment in resources in field sales, partner development, marketing and educating our customers about the use, technical capabilities and benefits of our platform and services. Customers often undertake a prolonged evaluation process, which frequently involves not only our platform but also those of other companies or the consideration of internally-developed alternatives including those using open-source software. Some of our customers initially deploy our platform on a limited basis, with no guarantee that these customers will deploy our platform widely enough across their organization to justify our substantial pre-sales investment. As a result, it is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers. Large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. If our sales cycle lengthens or our substantial upfront investments do not result in sufficient revenue to justify our investments, our operating results could be adversely affected.

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

The markets for our software platform are characterized by constant technological changes, changing open-source software platform technologies and standards, changing customer needs and frequent new software product introductions and improvements. The introduction of third-party solutions embodying new technologies and the emergence of new industry standards, including any open-source projects that have become widely adopted, could make our existing and future software offerings obsolete and unmarketable. In addition, as the enterprise software landscape evolves, we will continue to reassess the amount and timing of our initiatives. In the near term, we are increasing our investments in and expenditures for additional engineering resources and personnel necessary to compete with these rapidly changing technologies, and these investments and expenditures will affect our profitability.

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

Over-reliance on billings or similar measures may result in analyst or investor forecasts that differ significantly from our own for a variety of reasons, including:

•
a relatively large number of transactions occur at the end of the quarter. Invoicing of those sales may or may not occur before the end of the quarter based on a number of factors, including: the volume of transactions, the timing of receipt of information from the customer, the timing of subscription contract start dates, the timing and end dates of our fiscal quarters and fiscal years now that we have changed to a 52- or 53-week fiscal year basis ending on the Friday nearest to January 31 of each year (a “4-4-5 Fiscal Year”) and the resulting shifting dates of our quarter end, and holidays. A shift of a few days has little economic impact on our business, but can shift deferred revenue from one period into the next;

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

We have substantially increased our overall headcount and expanded our business and operations in recent periods. Our headcount increased to 2,968 full-time employees at the end of our third quarter of fiscal 2020 from 2,671 full-time employees at the end of our first quarter of fiscal 2019. We have also expanded into additional geographic locations and added office space, including outside the United States. We expect to continue to expand our operations and employee headcount in the near term; however, our recent growth rates may not be indicative of our future growth. Our success will depend in part on our ability to continue to grow and to manage this growth effectively.

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

Under Generally Acceptable Accounting Principles (“GAAP”), we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in our stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which could harm our results of operations.

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

Furthermore, we incorporate encryption technology into certain of our offerings. Various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our offerings or could limit our customers’ ability to implement our offerings in those countries. Encrypted products and the underlying technology may also be subject to export control restrictions. Governmental regulation of encryption technology and regulation of imports or exports of encryption products, or our failure to obtain required import or export approval for our offerings, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our offerings, including with respect to new releases of our offerings, may create delays in the introduction of our offerings in international markets, prevent our customers with international operations from deploying our products throughout their globally distributed systems or, in some cases, prevent the export of our offerings to some countries altogether.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, improve our operating infrastructure or acquire complementary businesses and technologies. We financed our operations primarily through equity financings, including our IPO, and before that through the accumulation of a net payable due to Dell, which was subsequently converted into equity, and through funds borrowed under our revolving credit facility prior to us terminating the credit facility on October 22, 2019. We may not be able to obtain additional financing on terms favorable to us, if at all. We may need to engage in equity or debt financings to secure additional funds. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our Class A common stock could decline. There can be no assurance that we will be able to meet the conditions necessary to obtain any future debt financing arrangement. In addition, with respect to debt financing transactions, the holders of debt would have priority over the holders of our common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness and our ability to operate our business. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, financial condition and operating results. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.

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

We realigned our fiscal calendar to coincide with Dell’s fiscal calendar. This realignment could adversely impact our business and results of operations.

Prior to February 2017, the fiscal calendars for Dell and Pivotal did not align. We reported on a calendar year basis through December 31, 2016, whereas Dell reports on a 4-5-5 Fiscal Year. Following Dell’s acquisition of EMC Corporation in September 2016, we changed our fiscal calendar effective January 1, 2017 so that our fiscal calendar would align with that of Dell.

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

Our tax expense in the future will depend upon the proportion of our income earned in the U.S. and in jurisdictions with a tax rate lower or higher than the U.S. statutory rate. During October 2014, Ireland announced revisions to its tax regulations that would require foreign earnings of our subsidiaries organized in Ireland to be taxed at higher rates. We will be impacted by the changes in tax laws in Ireland beginning in 2021. It is likely that we will proactively make structural changes in Ireland that may reduce the impact to our future tax rates. There are certain risks associated with structural changes, and we could be subject to higher tax obligations than we have currently estimated. In addition, numerous other countries have recently enacted or are considering enacting changes to tax laws, administrative interpretations, decisions, policies and positions. These changes could adversely affect our tax expense or result in higher cash tax liabilities.

Risks Related to Our Relationship with Dell and VMware

Holders of our Class A common stock have limited ability to influence matters requiring stockholder approval.

Dell owns 175,514,272 shares of our outstanding Class B common stock, which represent approximately 62.4% of our total outstanding shares of common stock and approximately 94.3% of the combined voting power of both classes of our outstanding common stock (subject to certain exceptions, including with respect to the election of directors, certain actions to convert the Class B common stock and certain actions that require the consent of the holders of the Class B common stock) as of November 1, 2019. Our Class B common stock has ten votes per share, and our Class A common stock, which is our publicly traded stock, has one vote per share, subject to certain exceptions. Moreover, the holders of Class B common stock, voting as a separate class, are entitled to elect at least 80% of the total number of directors that we would have if there were no vacancies on our board of directors at such time. Subject to any rights of any series of preferred stock to elect directors, the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, are entitled to elect our remaining directors with each share of Class A common stock and each share of Class B common stock entitled to one vote per share in any such election. Accordingly, Dell will control the vote to elect all of our directors and to approve or disapprove all other matters submitted to a stockholder vote.

In addition, our amended and restated certificate of incorporation and our master transaction agreement with Dell provide that until such time as Dell (or a successor entity) and its subsidiaries (the “Dell Entities”) cease to beneficially own in the aggregate shares of our capital stock representing at least 30% of the votes entitled to be cast by our issued and outstanding capital stock, voting together as a single class with each share of Class B common stock having ten votes and each share of Class A common stock having one vote (the “Voting Power”), or no shares of our Class B common stock remain outstanding, the prior affirmative vote of the holders of a majority of the outstanding shares of Class B common stock, voting as a separate class, is required in order to authorize us to take certain actions, including, subject to certain exceptions:

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

Dell’s voting control and the consent rights of holders of our Class B common stock give Dell the ability to prevent transactions that would result in a change in control of Pivotal, including transactions in which holders of our Class A common stock might otherwise receive a premium for their shares over the then-current market price. In addition, Dell is not prohibited from selling a controlling interest in us to a third party and may do so without the approval of the holders of our Class A common stock and without providing for a purchase of any shares of Class A common stock held by persons other than Dell. Accordingly, shares of Class A common stock may be worth less than they would be if Dell did not maintain voting control over us.

Dell’s ability to control our board of directors may make it difficult for us to recruit independent directors.

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

We currently engage in a number of related party transactions with Dell and VMware through our joint marketing and sales of our products and services and our mutually beneficial commercial and go-to-market relationships, and we expect to engage in additional related party transactions with Dell and VMware to leverage the benefits of our strategic alignment, including the proposed merger with VMware and our joint efforts with VMware concerning Pivotal Container Service (“PKS”). Our participation in these transactions may prove not to be successful, may create go-to-market complexity, may divert our resources or the attention of our management from other opportunities, and may cause certain of our other vendors and ecosystem partners who compete with Dell and its subsidiaries and VMware to also view us as their competitors. We also cannot predict whether our stockholders and industry or securities analysts will react positively to announcements of new related party transactions.

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

Dell owns, indirectly through its subsidiaries (including VMware), none of the outstanding shares of our Class A common stock and all of the shares of our Class B common stock, representing 62.4% of the total outstanding shares of common stock or 94.3% of the combined voting power of the outstanding common stock (subject to certain exceptions, including with respect to the election of directors, certain actions to convert the Class B common stock and certain actions that require the consent of the holders of the Class B common stock). Through its control of shares of common stock representing a majority of the votes entitled to be cast in the election of our Group I and Group II directors, Dell controls the vote to elect all of our directors. As a result, we are a “controlled company” within the meaning of the New York Stock Exchange rules. Under these rules, a “controlled company” may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the closing of an initial public offering, a listed company have a:

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

As the majority owner of our stock, Dell includes our accounts in its consolidated financial statements, subject to non-controlling interest adjustments to eliminate the portion of our accounts that are attributable to other stockholders outside of the Dell consolidated group of companies. Such non-controlling interest adjustments include those pertaining to both Pivotal and other companies for which Dell is a less than 100% owner. Dell does not report Pivotal’s financial information as a standalone segment. Accordingly, any information about Pivotal that is included in Dell’s financial statements or other public statements is necessarily limited. Nevertheless, the information provided or the conclusions that investors or analysts draw from such information could have an adverse impact on the trading price of our Class A common stock.

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

Our existing and potential partner relationships may be negatively affected by our relationships with Dell and VMware, our largest stockholders. We do and may partner with companies that compete with Dell or VMware in certain markets. Dell’s control over us and VMware may affect our ability to effectively partner with these companies. These companies may favor our competitors because of our relationship with Dell and VMware.

To preserve Dell’s ability to conduct a tax-free distribution of the shares of our Class B common stock that it beneficially owns, we may be prevented from pursuing opportunities to raise capital, acquire other companies or undertake other transactions, which could hurt our ability to grow.

To preserve its ability to effect a future tax-free spin-off of us, or certain other tax-free transactions involving us, Dell is required to maintain “control” of us within the meaning of Section 368(c) of the Internal Revenue Code, which is defined as 80% of the total voting power and 80% of each class of nonvoting stock. We entered into a tax sharing agreement with Dell, which restricts our ability to issue any stock, issue any instrument that is convertible, exercisable or exchangeable into any of our stock or which may be deemed to be equity for tax purposes, or take any other action that would be reasonably expected to cause Dell to beneficially own stock in us that, on a fully diluted basis, does not constitute “control” within the meaning of Section 368(c) of the Internal Revenue Code. We also agreed to indemnify Dell for any breach by us of the tax sharing agreement. Additionally, under our amended and restated certificate of incorporation and the master transaction agreement, until such time as the Dell Entities cease to beneficially own in the aggregate shares of our capital stock representing at least 30% of the Voting Power or no shares of our Class B common stock remain outstanding, the prior affirmative vote of the holders of a majority of the outstanding shares of Class B common stock, voting as a separate class, is required in order to authorize us to issue stock or other securities, subject to certain exceptions. We also agreed to indemnify Dell for any breach by us of the master transaction agreement. As a result, we may be prevented from raising equity capital or pursuing acquisitions or other growth initiatives that involve issuing equity securities as consideration.

Our net operating loss carryforwards and other tax assets prior to our initial public offering are generally unavailable for our use.
Since fiscal 2014, our U.S. federal and state net operating losses and research credits and foreign tax credits were fully applied against Dell’s consolidated returns as we were included in the group consolidated U.S. federal and state income tax returns. As a result of our IPO, we left Dell’s U.S. federal and certain state returns and all tax assets which had been utilized in the group return were reduced to the actual balances we will carry into our separate returns. Certain state net operating loss carryforwards are still reflected on a separate return basis and would be reduced in a similar manner if we were to leave those group returns. We will continue to maintain a valuation allowance for such net operating loss carryforwards and credits. Pursuant to our tax sharing agreement with Dell, we are limited in our ability to carryback net operating losses. Additionally, recently-enacted U.S. federal tax reform may limit our ability to use future net operating losses.

We could be held liable for the tax liabilities of other members of Dell’s consolidated tax group.

When we become subject to income tax audits for any periods when we were a member of Dell’s group return, the tax sharing agreement provides that Dell has authority to control the audit and represent Dell’s and our interests to the tax authority. Accordingly, if we and Dell differ on appropriate responses and positions to take with respect to tax questions that may arise in the course of an audit, our ability to affect the outcome of such audits may be impaired.

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

As of November 1, 2019, holders of up to approximately 193.0 million shares of our Class A common stock (including shares issuable upon conversion of Class B common stock) will have rights, subject to certain conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of capital stock that we may issue under our equity compensation plans.

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

Our Class B common stock has ten votes per share and our Class A common stock, which is our publicly traded stock, has one vote per share subject to certain exceptions, including with respect to the election of directors, certain actions to convert the Class B common stock and certain actions that require the consent of the holders of the Class B common stock. As discussed in “Risk Factors-Holders of our Class A common stock have limited ability to influence matters requiring stockholder approval,” these differences in voting rights may adversely affect the market price of our Class A common stock.

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

We have never paid dividends to our stockholders. Anyone considering investing in our Class A common stock should not rely on such investment to provide dividend income. We do not anticipate that we will pay any cash dividends to holders of Class A common stock in the foreseeable future. Instead, we currently plan to retain any earnings to maintain and expand our existing operations. In addition, any future debt financing arrangements may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase the Class A common stock.

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

•
the provision that a director may be removed only for cause at any time when the Dell Affiliates, as defined in our Amended and Restated Certificate of Incorporation (“Dell Affiliates”), do not beneficially own in the aggregate shares of capital stock representing a majority of the votes entitled to be cast to elect such director;

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

We are also subject to restrictions on the conduct of our business prior to the consummation of the proposed merger as provided in the Merger Agreement, including, among other things, certain restrictions on our ability to acquire other businesses, sell, transfer or license our assets, hire and retain employees, amend our organizational documents, enter into contracts, incur indebtedness and make capital expenditures. These restrictions could result in our inability to respond effectively to competitive pressures, industry developments and future opportunities and may otherwise harm our business, financial results and operations.

Failure to complete the proposed merger could adversely affect our business and the market price of our common stock.

There is no assurance that the closing of the proposed merger will occur. Consummation of the proposed merger is subject to various conditions, including, among other things, the approval of the Merger Agreement and the proposed merger by the holders of (i) at least a majority of the outstanding shares of Class A common stock not owned by VMware or any of its affiliates, including Dell and EMC LLC, (ii) at least a majority of the outstanding shares of Class A common stock, (iii) at least a majority of the outstanding shares of Class B common stock and (iv) at least a majority of the outstanding shares of Class A and Class B common stock, voting together as a single class. Consummation of the proposed merger is also subject to certain other customary conditions, including, among other things, the absence of laws or judgments prohibiting or restraining the proposed merger. We cannot predict with certainty whether or when any of these conditions will be satisfied. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a termination of the Merger Agreement by the Company to enter into an agreement for a “superior proposal.” If the proposed merger is not consummated, our stock price will likely decline as our stock has recently traded at prices based on the proposed per share price for the proposed merger. We will have incurred significant costs, including, among other things, the diversion of management resources, for which we will have received little or no benefit if the closing of the proposed merger does not occur. A failed transaction may result in negative publicity and a negative impression of us in the investment community. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and our stock price.

We are subject to litigation related to the proposed merger.

Six complaints have been filed by putative stockholders against the Company, members our board of directors and the Pivotal Special Committee purporting to assert claims on behalf of the Company’s stockholders relating to the proposed merger. One of the complaints also names VMware and Merger Sub as defendants. If the plaintiffs ultimately prevail in these lawsuits, our insurance coverage may not cover our total liabilities and expenses associated with the lawsuits, as we have deductibles on certain aspects of the coverage. In addition, subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with their exercise of fiduciary duties in relation to the evaluation and execution of the proposed merger. Any conclusion of these lawsuits in a manner adverse to the Company could have a material adverse effect on the Company’s business, results of operation, financial condition and cash flows. In addition, the cost to the Company of defending these lawsuits, even if resolved in the Company’s favor, could be substantial. Such lawsuits could also substantially divert the attention of the Company’s management and the Company’s resources in general.
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Not applicable.

ITEM 6.    EXHIBITS

Exhibit No.		Description

EXHIBIT 2.1 *	-	Agreement and Plan of Merger, dated as of August 22, 2019, among VMware, Inc., Raven Transaction Sub, Inc., and Pivotal Software, Inc.*

EXHIBIT 31.1 †	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Executive Officer.

EXHIBIT 31.2 †	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Financial Officer.

EXHIBIT 32.1 ‡	-	Section 1350 Certifications — Chief Executive Officer.

EXHIBIT 32.2 ‡	-	Section 1350 Certifications — Chief Financial Officer.

EXHIBIT 101.INS †	-	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

EXHIBIT 101.SCH †	-	Inline XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL †	-	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF †	-	Inline XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB †	-	Inline XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE †	-	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

EXHIBIT 104 †	-	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

† Filed with this report.
‡ Furnished herewith.
* Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementally to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIVOTAL SOFTWARE, INC.

Dated: December 6, 2019	By:	/s/ Robert Mee
Robert Mee
Chief Executive Officer and Director (Principal Executive Officer)

Dated: December 6, 2019	By:	/s/ Cynthia Gaylor
Cynthia Gaylor
Senior Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)